Form 10-Q
period 2014-04-19
TOPS HOLDING II CORP
filed 2014-06-03
CIK 1584701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 19, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 333-191029

TOPS HOLDING II CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-2733709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6363 Main Street, Williamsville, New York 14221	(716) 635-5000
(Address of principal executive offices, including zip code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 3, 2014, 126,560 shares of common stock of the registrant were outstanding.

TOPS HOLDING II CORPORATION

i

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	April 19, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$27,598	$29,913
Accounts receivable, net	62,172	64,521
Inventory, net	138,379	142,296
Prepaid expenses and other current assets	16,497	10,755
Income taxes refundable	58	110
Current deferred tax assets	6,129	6,129

Total current assets	250,833	253,724
Property and equipment, net	386,457	385,581
Goodwill (Note 3)	217,406	217,406
Intangible assets, net (Note 3)	189,610	193,339
Other assets	17,802	18,986

Total assets	$1,062,108	$1,069,036

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$81,463	$79,700
Accrued expenses and other current liabilities (Note 4)	94,322	98,231
Current portion of capital lease obligations (Note 5)	8,583	8,314
Current portion of long-term debt (Note 6)	501	2,309

Total current liabilities	184,869	188,554
Capital lease obligations (Note 5)	128,965	114,286
Long-term debt (Note 6)	662,693	664,186
Other long-term liabilities	33,598	31,470
Non-current deferred tax liabilities	49,730	52,244

Total liabilities	1,059,855	1,050,740

Commitments and contingencies (Note 9)
Common shares ($0.001 par value; 300,000 authorized shares, 126,560 shares issued and outstanding as of April 19, 2014 and December 28, 2013) (Note 8)	—	—
Paid-in capital	18,488	20,860
Accumulated deficit	(16,284)	(2,613)
Accumulated other comprehensive income, net of tax	49	49

Total shareholders’ equity	2,253	18,296

Total liabilities and shareholders’ equity	$1,062,108	$1,069,036

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	16-week periods ended
	April 19, 2014	April 20, 2013
	(Successor)	(Predecessor)
Net sales	$756,539	$735,809
Cost of goods sold	(526,635)	(513,151)
Distribution costs	(16,226)	(14,517)

Gross profit	213,678	208,141
Operating expenses:
Wages, salaries and benefits	(106,958)	(104,045)
Selling and general expenses	(41,404)	(36,308)
Administrative expenses (inclusive of share-based compensation expense of $10 and $216)	(21,024)	(22,254)
Rent expense, net	(8,218)	(7,565)
Depreciation and amortization	(20,826)	(17,004)
Advertising	(6,339)	(5,767)

Total operating expenses	(204,769)	(192,943)
Operating income	8,909	15,198
Interest expense, net	(25,077)	(18,972)

Loss before income taxes	(16,168)	(3,774)
Income tax benefit (expense)	2,497	(427)

Net loss	(13,671)	(4,201)
Other comprehensive income	—	—
Comprehensive loss	$(13,671)	$(4,201)

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	16-week periods ended
	April 19, 2014	April 20, 2013
	(Successor)	(Predecessor)
Cash flows provided by operating activities:
Net loss	$(13,671)	$(4,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,153	21,709
Deferred income taxes	(2,514)	428
LIFO inventory valuation adjustments	1,338	395
Amortization of deferred financing costs	1,184	668
Share-based compensation expense	10	216
Other	253	126
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	2,349	2,426
Decrease (increase) in inventory, net	2,579	(528)
Increase in prepaid expenses and other current assets	(4,836)	(3,691)
Decrease (increase) in income taxes refundable	52	(15)
Increase in accounts payable	1,828	876
Decrease in accrued expenses and other current liabilities	(8,168)	(640)
Increase in other long-term liabilities	2,320	394

Net cash provided by operating activities	7,877	18,163

Cash flows used in investing activities:
Cash paid for property and equipment	(12,300)	(12,301)

Net cash used in investing activities	(12,300)	(12,301)

Cash flows provided by (used in) financing activities:
Borrowings on 2017 ABL Facility	179,700	29,900
Repayments on 2017 ABL Facility	(182,400)	(29,900)
Proceeds from sale leaseback financing transaction	12,750	—
Principal payments on capital leases	(2,663)	(4,524)
Repayments of long-term debt borrowings	(2,621)	(95)
Dividend to Tops MBO Corporation	(2,382)	—
Deferred financing costs paid	(211)	(1,074)
Change in bank overdraft position	(65)	(107)

Net cash provided by (used in) financing activities	2,108	(5,800)

Net (decrease) increase in cash and cash equivalents	(2,315)	62
Cash and cash equivalents – beginning of period	29,913	32,422

Cash and cash equivalent – end of period	$27,598	$32,484

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding II Corporation (“Holding II” or “Company”), the parent of Tops Holding LLC (“Holding I”), formerly Tops Holding Corporation, was incorporated on May 7, 2013. Holding I is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont. Holding I was incorporated on October 5, 2007 and commenced operations on December 1, 2007. As of April 19, 2014, the Company operated 155 supermarkets under the banners of Tops and Orchard Fresh, with an additional five supermarkets operated by franchisees. Holding I has no business operations other than the ownership of Tops Markets and as a co-issuer of the Holding I Notes (see Note 6).

On November 14, 2013, each of the sellers named therein (including Morgan Stanley Global Private Equity (“MSPE”)) (the “Sellers”), Tops MBO Corporation (“Tops MBO Co”) and Holding II signed a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which Tops MBO Co agreed to purchase substantially all of the outstanding common stock of Holding II (the transactions contemplated by the Purchase and Sale Agreement, the “Management Purchase”). Tops MBO Co is owned and controlled by certain current members of management who formed Tops MBO Co to purchase such common stock from the Sellers. The Management Purchase closed effective December 1, 2013. The consummation of the Management Purchase was the result of arms’ length negotiations between the current members of management of Holding II and the former outside equity owners of Tops Holding II Corporation. Prior to the Management Purchase, members of management owned approximately 7% of the outstanding equity interests in Holding II, with certain private equity funds and other individuals owning the remaining equity interests. As a result of the Management Purchase, through their ownership of Tops MBO Co and through direct ownership of six shares of Holding II, those members of management now beneficially own all of the outstanding equity interests of Holding II.

The acquisition was accounted for as a purchase and “push down accounting” was required to be applied, with the result that purchase accounting adjustments were reflected in the Company’s financial statements. The application of push down purchase accounting resulted in a new basis of accounting in which the total cost of the purchase of Holding II was allocated to the assets acquired and liabilities assumed using estimates of fair values based on a preliminary allocation of the Tops MBO Co purchase price. Accordingly, these condensed consolidated financial statements refer to the Company in the period prior to the acquisition as the “Predecessor” and in the period subsequent to the acquisition as the “Successor.” For more information, see Note 2.

Holding II is the reporting entity for the Holding I Notes and Holding II Notes (see Note 6). Tops MBO Co is neither a co-issuer nor guarantor of these notes. Accordingly, the condensed consolidated financial statements have been prepared for Holding II and exclude the net assets and results of operations of Tops MBO Co. Tops MBO Co’s net assets consist solely of its investment in Holding II, a $12.3 million term loan (“MBO Co Loan”) entered into to partially fund the Management Purchase, and related deferred financing costs. Tops MBO Co has no operations other than as the borrower under the MBO Co Loan and its ownership of Holding II.

Change in Reporting Entity

Effective May 15, 2013, Holding I was converted to a limited liability company and Tops Markets II Corporation, a wholly-owned subsidiary of Holding I, was formed on May 14, 2013 and added as a co-issuer of the Holding I Notes (see Note 6). On May 15, 2013, the stockholders of Holding I contributed all of the outstanding shares of common stock of Holding I to Holding II in exchange for shares of common stock of Holding II. Holding II has no business operations other than the ownership of Holding I and as the issuer of the Holding II Notes (see Note 6).

On August 20, 2013, Holding II was added as a guarantor of the Holding I Notes, resulting in Holding II becoming the reporting entity related to these notes. The historical results of Holding I and its subsidiaries have been consolidated with Holding II as if Holding II were in existence for all periods presented to reflect the change in reporting entity.

Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of Holding II in its 2013 Special Report on Form 10-K.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated.

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. Fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years. The first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods.

The Company’s condensed consolidated financial statements for the 16-week periods ended April 19, 2014 and April 20, 2013 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. As of April 19, 2014, 79 supermarkets offered pharmacy services and 52 fuel centers were in operation, inclusive of the Company’s franchise locations. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only operating segment and reportable segment. The Company’s retail operations as a whole reflect the level at which the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally.

The following table presents sales revenue by type of similar product (dollars in thousands):

	16-week periods ended
	April 19, 2014		April 20, 2013
	(Successor)		(Predecessor)
		% of		% of
	Amount	Total	Amount	Total
Non-perishables(1)	$424,428	56.1%	$419,053	57.0%
Perishables(2)	207,151	27.4%	196,400	26.7%
Fuel	68,083	9.0%	66,618	9.1%
Pharmacy	50,109	6.6%	48,264	6.6%
Other(3)	6,768	0.9%	5,474	0.6%

	$756,539	100.0%	$735,809	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for vendor allowances, valuation of long-lived assets including goodwill and intangible assets, acquisition accounting, lease classification, self-insurance reserves, inventory valuation and income taxes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” establish a framework for measuring fair value and a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

Level 1 – observable inputs such as quoted prices in active markets;

Level 2 – inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3 – unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. At April 19, 2014 and December 28, 2013, the carrying value and the estimated fair value of the Company’s debt instruments were as follows (dollars in thousands):

	April 19, 2014	December 28, 2013
Carrying value of long-term debt:
Current portion of long-term debt	$501	$2,309
Long-term debt	662,693	664,186

Total carrying value of long-term debt	663,194	666,495
Fair value of long-term debt	714,528	719,861

Excess of fair value over carrying value	$51,334	$53,366

The fair value of the Company’s senior notes, which are included in long-term debt, was based on quoted market prices, a Level 1 source. The fair value of the Company’s other long-term debt was based on the net present value of future cash flows using estimated applicable market interest rates for the Company at April 19, 2014 and December 28, 2013, a Level 3 measurement technique.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. Goodwill and the Tops tradename are reviewed annually for impairment on December 1, or more frequently, if impairment indicators arise.

2. BUSINESS ACQUISITION

On December 1, 2013, the Management Purchase was consummated. Following the Management Purchase, primarily through their ownership of Tops MBO Co, management now beneficially owns all of the outstanding equity interests of Holding II. Accordingly, the Company was required to apply “push down” accounting, with the results of the Management Purchase reflected in Holding II’s condensed consolidated financial statements. The application of “push down” accounting has resulted in a new basis of accounting in which the total purchase price paid by Tops MBO Co has been allocated to the assets acquired and liabilities assumed using preliminary estimates of their fair values under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). In addition to the cash consideration of $20.9 million paid to the Sellers, the Company incurred $15.8 million of transaction costs during late Fiscal 2013.

Under the acquisition method of accounting, the aggregate purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values on the acquisition date. The Company engaged a third party valuation specialist to assist with the valuation of assets acquired. As the values of certain assets and liabilities are preliminary in nature, the fair values for inventory, property and equipment, favorable and unfavorable lease rights, the tradename, customer relationships, franchise agreements, deferred income taxes and goodwill are subject to adjustment as additional information is obtained. For purposes of a preliminary allocation of the assets acquired and liabilities assumed, the excess of the purchase price over the estimated fair value of net tangible and intangible assets has been assigned to goodwill, which is not tax deductible. The purchase price allocations will be finalized within twelve months of the closing of the Management Purchase. When the valuations are finalized, changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, including the tradename, deferred income taxes and any related goodwill initially recorded.

The preliminary fair value of inventory was determined based upon the Company’s estimated selling prices, less estimated costs to sell, disposition costs and normal profit margin. The preliminary fair values of buildings, personal property and site improvements, all of which are included in property and equipment in the succeeding table, were determined using the cost approach. The preliminary fair value of land was determined using the market approach. The preliminary fair values of intangible assets were primarily determined using the income approach which, for the tradename, is based upon the present value of the economic royalty savings associated with the tradename and revenue projections attributed to the tradename. The discount rate applied to the value of intangible assets ranges between 14% and 16%, which were benchmarked with reference to the implied rate of return from the transaction model as well as an estimate of a market participant’s weighted average cost of capital on the capital asset pricing model.

The Company had gross deferred tax assets of $50.1 million as of the acquisition date, of which $24.4 million related to historical net operating losses (“NOLs”). These historical deferred tax assets were offset by deferred tax liabilities of $11.5 million, as well as a valuation allowance of $43.9 million.

The Company conducted an analysis to determine the impact of the acquisition on its ability to utilize the NOLs. The analysis concluded that the Company incurred a change in ownership within the meaning of Section 382 of the Internal Revenue Code (“IRC Section 382”). In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as NOLs in existence as of the ownership change date. The preliminary IRC Section 382 calculation indicates that the change in ownership will not impact the Company’s ability to use certain tax attributes. The IRC Section 382 annual limitation has not yet been finalized. Once the study has been finalized, it could have a material impact on the gross deferred tax assets recognized at the time of the acquisition.

Goodwill resulting from the Management Purchase is not tax deductible. Acquisition accounting adjustments to the fair value of intangible assets, property and equipment and certain other assets and liabilities will also not be deductible for tax purposes. In accordance with ASC 805, preliminary incremental net deferred tax liabilities of $86.4 million related to acquisition accounting adjustments have been established as of the acquisition date with a corresponding adjustment to goodwill.

Due to preliminary net deferred tax liabilities recognized in conjunction with definite-lived intangible assets, property and equipment and certain other assets acquired and liabilities assumed, it was determined that it was more likely than not that the Company will be able to utilize deferred tax assets related to future tax deductions, and as such, the Company reversed the valuation allowance of $43.9 million related to acquired deferred tax assets, including NOLs, with a corresponding adjustment to goodwill.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the transaction date (dollars in thousands):

Assets acquired:
Cash	$25,149
Accounts receivable	66,244
Inventory	149,911
Prepaid expenses	14,905
Income taxes refundable	116
Deferred tax assets	1,122
Property and equipment	385,811
Goodwill	217,406
Intangible assets	194,300
Other assets	19,456

Total assets acquired	1,074,420
Liabilities assumed:
Accounts payable	81,588
Accrued expenses and other current liabilities	113,544
Other long-term liabilities	31,196
Capital lease obligations	124,149
Long-term debt	654,177
Deferred tax liabilities	48,906

Total liabilities assumed	1,053,560

Acquisition price	$20,860

The factors contributing to the recognition of goodwill were based upon the Company’s determination that several strategic and synergistic benefits are expected to be realized from the Management Purchase. Goodwill represents the purchase price paid in excess of the fair value of the net assets acquired and liabilities assumed at December 1, 2013.

The following table summarizes the Company’s unaudited pro forma operating results for the 16-week period ended April 20, 2013, giving effect to the Management Purchase as if it occurred on December 30, 2012 (dollars in thousands):

Net sales	$735,809
Operating loss	(5,685)
Net loss	(25,084)

The pro forma information above reflects the $15.8 million of transaction costs incurred by the Company during late Fiscal 2013 within the operating results of the 16-week period ended April 20, 2013. This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transaction had taken place prior to the beginning of the period presented and should not be taken as representative of the Company’s future consolidated results of operations.

3. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during the 16-week period ended April 19, 2014 (dollars in thousands):

Balance – December 28, 2013	$217,406

Balance – April 19, 2014	$217,406

Goodwill is reviewed annually for impairment on December 1, or more frequently upon the occurrence of trigger events. Based on the Company’s assessment, no goodwill impairments were recorded during the 16-week periods ended April 19, 2014 and April 20, 2013.

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
April 19, 2014	Amount	Amortization	Amount	Period
Tradename – indefinite	$131,000	$—	$131,000	Indefinite life
Customer relationships	28,400	(2,761)	25,639	14.0
Favorable lease rights	21,600	(1,168)	20,432	9.0
Franchise agreements	13,300	(761)	12,539	14.0

	$194,300	$(4,690)	$189,610	12.3

	Gross		Net
	Carrying	Accumulated	Carrying
December 28, 2013	Amount	Amortization	Amount
Tradename – indefinite	$131,000	$—	$131,000
Customer relationships	28,400	(568)	27,832
Favorable lease rights	21,600	(233)	21,367
Franchise agreements	13,300	(160)	13,140

	$194,300	$(961)	$193,339

The Tops tradename is reviewed annually for impairment on December 1, or more frequently, if impairment indicators arise. Based on the Company’s assessment, no impairment was recorded during the 16-week periods ended April 19, 2014 and April 20, 2013.

During the 16-week periods ended April 19, 2014 and April 20, 2013, amortization expense related to intangible assets was $3.7 million and $2.6 million, respectively. Such amortization is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Depreciation and amortization in the condensed consolidated statements of comprehensive loss during the 16-week periods ended April 19, 2014 and April 20, 2013 includes $0.1 million and $0.5 million, respectively, of contra-expense related to the amortization of unfavorable lease rights which are classified in other long-term liabilities in the condensed consolidated balance sheets. Expected future amortization of these unfavorable lease rights is contra-expense of $0.2 million in the remaining period of Fiscal 2014, $0.4 million in Fiscal 2015, $0.4 million in Fiscal 2016, $0.4 million in Fiscal 2017, $0.4 million in Fiscal 2018 and $1.4 million thereafter.

As of April 19, 2014, expected future amortization of intangible assets is as follows (dollars in thousands):

2014 (remaining period)	$8,390
2015	10,729
2016	7,724
2017	6,557
2018	5,633
Thereafter	19,577

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	April 19, 2014	December 28, 2013
Interest payable	$18,844	$2,272
Wages, taxes and benefits	16,992	18,391
Lottery	12,122	10,519
Property and equipment expenditures	8,755	4,285
Self-insurance reserves	6,033	6,033
Union medical, pension and 401(k)	4,104	4,589
Professional and legal fees	3,638	18,854
Sales and use tax	3,553	6,279
Gift cards	3,333	7,312
Utilities	2,821	2,714
Repairs and maintenance	1,741	2,539
Money orders	1,448	1,456
Other	10,938	12,988

	$94,322	$98,231

The decrease in accrued professional and legal fees as of April 19, 2014 compared with December 28, 2013 is largely due to $15.0 million of transaction fees incurred in the Management Purchase that were accrued as of December 28, 2013 and paid during the 16-week period ended April 19, 2014.

5. CAPITAL LEASE OBLIGATIONS

The Company has a number of capital leases in effect for store properties and equipment. The initial lease terms generally range up to twenty-five years and will expire at various times through 2034, with options to renew for additional periods. The majority of the store leases provide for base rental, plus real estate taxes, insurance, common area maintenance and other operating expenses applicable to the leased premises. Some leases contain escalation clauses for future rents and contingent rents based on sales volume.

As of April 19, 2014, future minimum lease rental payments applicable to non-cancelable capital lease obligations were as follows (dollars in thousands):

2014 (remaining period)	$20,591
2015	27,308
2016	25,988
2017	22,833
2018	19,625
Thereafter	80,626

Total minimum lease payments	196,971
Less amounts representing interest	(127,975)

Present value of net minimum lease payments	68,996
Less current obligations	(8,583)

Long-term cash obligations	60,413
Non-cash obligations	68,552

Total long-term capital lease obligations	$128,965

The Company has entered into build-to-suit and sale-leaseback transactions in various years involving certain properties that did not qualify for sale-leaseback accounting as the lease agreements included various forms of continuing involvement. Such transactions include the sale-leaseback of three properties for cash proceeds of $12.8 million during the 16-week period ended April 19, 2014. These transactions have been classified as financing transactions in accordance with ASC Topic 840, “Leases,” due to the existence of prohibited forms of continuing involvement.

Under the financing method, the assets remain on the condensed consolidated balance sheet and proceeds received by the Company from these transactions are recorded as capital lease obligations, allocated between land, as applicable, and building. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying building obligations, with no underlying cash payments deemed attributable to the land obligations, and the estimated future value of the buildings at the conclusion of the lease terms. The related land assets are not depreciated, and at the end of the lease terms, the remaining capital lease obligations will equal the combined net book values of the land and buildings. These capital lease obligations are reflected as non-cash obligations in the preceding table. At the expiration of the lease terms, which range from 2023 to 2068, or when the Company’s continuing involvement under the lease agreements ends, the related land, buildings and obligations will be removed from the balance sheet, with no underlying cash payments.

6. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	April 19, 2014	December 28, 2013
Holding I Notes	$460,000	$460,000
Holding II Notes	150,000	150,000
Discount on Holding II Notes	(1,277)	(1,353)
2017 ABL Facility	52,100	54,800
Other loans	2,371	2,604
Mortgage note payable	—	444

Total debt	663,194	666,495
Current portion	(501)	(2,309)

Total long-term debt	$662,693	$664,186

On May 15, 2013, Holding II issued $150.0 million of unsecured senior notes, bearing cash interest of 8.75% (the “Holding II Notes”). If certain conditions are met, Holding II may be entitled to pay interest on the Holding II Notes by increasing the principal of the notes or by issuing new notes as pay-in-kind interest. Such interest would accrue at a rate of 9.50%. The $148.5 million proceeds from the Holding II Notes issuance, net of a $1.5 million original issue discount, were used to pay a $141.9 million, or $980 per share, dividend to the Holding II shareholders. The Holding II Notes mature June 15, 2018 and require semi-annual interest payments on June 15 and December 15. To the extent permitted by the agreements governing the Holding I Notes (see below) and the 2017 ABL Facility (see below), Holding I may make dividend payments to Holding II to fund the semi-annual interest payments related to the Holding II Notes. The Holding II Notes are redeemable, in whole or in part, at any time on or after June 15, 2015 at specified redemption prices. Prior to June 15, 2015, the Company may redeem some or all of the Holding II Notes at a specified “make-whole” premium.

On December 20, 2012, Holding I and Tops Markets (collectively, the “Issuers”) issued $460.0 million of senior secured notes, bearing interest of 8.875% (the “Holding I Notes”). Effective May 15, 2013, Tops Markets II Corporation was added as a co-issuer of the Holding I Notes. On August 20, 2013, Holding II was added as a guarantor of the Holding I Notes. The proceeds from the Holding I Notes were used to redeem the previously outstanding $350.0 million senior secured notes, pay a $100.0 million dividend to the Holding I shareholders and pay fees and expenses related to the notes issuance. The Holding I Notes mature December 15, 2017 and require semi-annual interest payments on June 15 and December 15. The Holding I Notes are redeemable, in whole or in part, at any time on or after June 15, 2015 at specified redemption prices. Prior to June 15, 2015, the Issuers may redeem some or all of the Holding I Notes at a specified “make-whole” premium.

The Holding I Notes are collateralized by (i) first priority interests, subject to certain exceptions and permitted liens, in the stock held by Holding II, the Issuers, Tops Markets II Corporation and the guarantor subsidiaries, Tops PT, LLC, Tops Gift Card Company, LLC and Erie Logistics, LLC (collectively, the “Guarantors”), the Company’s warehouse distribution facility in Lancaster, New York, the Company’s retail facility located in Fayetteville, New York and certain owned real property acquired by the Issuers and the Guarantors following the issue date of the Holding I Notes, equipment, intellectual property, and substantially all other assets of the Issuers and the Guarantors, other than assets securing the Company’s asset-based revolving credit facility (the “2017 ABL Facility”) on a first priority basis (collectively, the “Holding I Notes Priority Collateral”), and (ii) second priority interests, subject to certain exceptions and permitted liens, in the assets of the Issuers and the Guarantors that secure the 2017 ABL Facility on a first-priority basis, including present and future receivables, deposit accounts, inventory, prescription lists, and certain rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).

On December 14, 2012, Tops Markets entered into an amended and restated asset-based revolving credit facility (the “2017 ABL Facility”) with Bank of America, N.A., as collateral agent and administrative agent. The 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for future upsizing with up to $50.0 million of additional commitments if certain conditions are met. The borrowing base includes inventory, pharmacy prescription files and certain receivables. On November 14, 2013, certain provisions of the 2017 ABL Facility were amended in conjunction with the Management Purchase. The amended provisions are in effect until May 14, 2015 which: (1) limit permitted acquisitions to store purchases of no more than $10.0 million annually, (2) limit total capital expenditures to no more than $60.0 million per year for each of the 2014 and 2015 fiscal years, and (3) require minimum excess availability of $10.0 million as of the amendment effective date, reduced by $2.25 million per quarter. The 2017 ABL Facility will mature on December 14, 2017.

Based upon the borrowing base calculation as of April 19, 2014, the unused availability under the 2017 ABL Facility was $33.9 million, after giving effect to $22.4 million of letters of credit outstanding thereunder. As of December 28, 2013, $17.6 million of letters of credit were outstanding under the 2017 ABL Facility. Revolving loans under the 2017 ABL Facility, at the Company’s option, bear interest at either i) LIBOR plus a margin of 150 to 200 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 50 to 100 basis points, determined based on levels of borrowing availability. As of April 19, 2014 and December 28, 2013, the effective interest rates on borrowings under the 2017 ABL Facility were 2.04% and 1.90%, respectively. The 2017 ABL Facility is collateralized primarily by (i) first priority interests, subject to certain exceptions and permitted liens, in the ABL Priority Collateral and (ii) second priority interests, subject to certain exceptions and permitted liens, in the Holding I Notes Priority Collateral.

The instruments governing the Holding II Notes, Holding I Notes and the 2017 ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and obligations on a change in control. Failure to meet any of these covenants would be an event of default.

On November 29, 2013, Tops MBO Co entered into the $12.3 million MBO Co Loan to partially fund the Management Purchase. The MBO Co Loan bears cash interest of LIBOR plus a margin of 300 basis points, with six quarterly principal and interest payments that began March 31, 2014. Holding II and its subsidiaries are neither co-issuers nor guarantors of the MBO Co Loan, and none of the assets or stock of Holding II are pledged as collateral for the MBO Co Loan. Accordingly, the MBO Co Loan has not been pushed down to the condensed consolidated financial statements of Holding II. If certain conditions are met related to the Holding II Notes, Holding I Notes and the 2017 ABL Facility, Holding II may pay dividends to Tops MBO Co to fund the principal and interest payments required by the MBO Co Loan.

7. INCOME TAXES

Income tax benefit (expense) was as follows (dollars in thousands):

	16-week periods ended
	April 19, 2014	April 20, 2013
	(Successor)	(Predecessor)
Current	$(17)	$1
Deferred	2,514	(428)

Total income tax benefit (expense)	$2,497	$(427)

The income tax benefit for the 16-week period ended April 19, 2014 primarily reflects the loss before income taxes, net of the establishment of valuation allowance against deferred tax assets. The overall effective tax rate was 15.4%. The effective tax rate would have been 41.5% without the impact of the valuation allowance establishment.

The income tax expense for the 16-week period ended April 20, 2013 primarily reflects the recognition of additional valuation allowance associated with the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was (11.3)%. The effective tax rate would have been 39.0% without the impact of adjustments to the valuation allowance.

8. SHAREHOLDERS’ EQUITY

On March 31, 2014, the Company made a dividend of $2.4 million to Tops MBO Co to fund the first quarterly principal and interest payment under the MBO Co Loan.

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Effective December 22, 2013, the Company modified its existing supply agreement with C&S Wholesale Grocers, Inc. (“C&S”) whereby Tops Markets will resume warehousing and transportation functions while C&S will continue to provide procurement and purchasing services in support of the majority of the Company’s supply chain. This modified supply agreement, which expires on September 24, 2016, sets out the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale in our supermarkets. In consideration for the services it provides under the agreement, C&S is paid a fee based on all merchandise procured and also has incentive income opportunities.

On September 24, 2012, the Company entered into a supplemental supply agreement with C&S to provide similar services in support of the 21 supermarkets acquired from Grand Union Markets, LLC in October 2013 (the “GU Acquisition”). This agreement expires on September 23, 2022.

Effective May 1, 2013, Tops Markets entered into a member participation agreement with Topco Associates, LLC (“Topco”), a procurement cooperative for food retailers and wholesalers, for the supply of substantially all of the Company’s prescription drugs. Tops Markets must purchase 95% of its branded and generic prescription merchandise through Topco. This agreement expires February 28, 2017. The Company’s previous supply agreement for these products with McKesson Corporation was terminated without penalty.

Effective July 24, 2010, the Company extended its existing IT outsourcing agreement with HP Enterprise Services, LLC (“HP”) through December 31, 2017 to provide a wide range of information systems services. Under the agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates.

The costs of these purchase commitments are not reflected in the Company’s condensed consolidated balance sheets.

Environmental Liabilities

The Company is contingently liable for potential environmental issues of some of its properties. As the Company is unaware of environmental issues that are expected to materially impact the Company’s condensed consolidated financial statements as a whole, no amounts were accrued as of April 19, 2014 or December 28, 2013.

Collective Bargaining Agreements

The Company employs approximately 15,000 associates. Approximately 83% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or two other UFCW unions. Approximately 4% are members of Teamsters Local 264, working within our warehouse and distribution facilities. All other associates are non-union, with approximately 23% serving in the Company’s supermarkets acquired in the GU Acquisition. The Company is a party to six collective bargaining agreements with Local One. Four of these agreements expired in March and April 2014, while the remaining two agreements expire in August 2014 and October 2015. The expired agreements have been extended indefinitely while the parties negotiate new agreements. The Company has a non-Local One UFCW collective bargaining agreement expiring in February 2015, and another non-Local One UFCW collective bargaining agreement that expires in April 2016. The Company is also party to three collective bargaining agreements with Teamsters Local 264 expiring in August 2019.

Multiemployer Pension Plan

On December 22, 2013, Tops Markets acquired all of the membership interests of Erie Logistics, LLC (“Erie Logistics”) and certain other assets from C&S. Erie Logistics operates the Company’s warehouse distribution facility located in Lancaster, New York and employs the warehouse personnel at the facility, all of whom are represented by Teamsters Local 264. Under its supply agreement with Tops Markets, C&S, through Erie Logistics, had operated the Lancaster facility since 2002.

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition. This suspension was retroactive to the effective date of the acquisition of Erie Logistics from C&S. During this “suspension” the Company has continued to make contributions to the Fund as required by the collective bargaining agreements with Teamsters Local 264. The Fund has rejected and returned these contributions. During the 16-week period ended April 19, 2014, these rejected contributions totaled $1.4 million. On May 27, 2014, the Fund provided Erie Logistics and C&S with notice of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund. The Company intends to vigorously contest this determination initially through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable. If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability. Under the terms of the purchase agreement for the acquisition, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics for which C&S is jointly liable. During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, beginning July 28, 2014. These monthly conditional payments of withdrawal liability are in addition to pension contributions the Company may make in replacement of the contributions formerly made to the Fund for the benefit of the Erie Logistics’ associates.

Legal Proceedings

The Company is unaware of legal proceedings that are expected to materially impact the Company’s condensed consolidated financial statements as a whole. No amounts related to legal proceedings were accrued as of April 19, 2014 or December 28, 2013.

10. GUARANTOR FINANCIAL STATEMENTS

The obligations of Holding I, Tops Markets and Tops Markets II Corporation under the Holding I Notes are jointly and severally, fully and unconditionally guaranteed by Holding II, the parent of Holding I, and Tops Gift Card Company, LLC, Tops PT, LLC and Erie Logistics, LLC (“Guarantor Subsidiaries”), all of which are 100% owned subsidiaries of Tops Markets. Holding II was established in May 2013, Tops Gift Card Company, LLC was established in October 2008, Tops PT, LLC was established in January 2010, and Erie Logistics, LLC was acquired in December 2013. Tops Markets and Tops Markets II Corporation are joint issuers of the Holding I notes and are 100% owned by Holding I. Separate financial statements of Holding II, Holding I, Tops Markets, Tops Markets II Corporation and of the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional and Holding II and the Guarantor Subsidiaries are jointly and severally liable thereon.

The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets as of April 19, 2014 and December 28, 2013 for Holding II, Holding I, Tops Markets, the Guarantor Subsidiaries, and for the Company, statements of comprehensive loss for the 16-week periods ended April 19, 2014 and April 20, 2013, and statements of cash flows for 16-week periods ended April 19, 2014 and April 20, 2013. Supplemental financial information has not been presented for Tops Markets II Corporation as it is a finance subsidiary.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

APRIL 19, 2014

(Dollars in thousands)

	Tops Holding	Tops Holding		Guarantor
	II Corporation	LLC	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$26,773	$825	$—	$27,598
Accounts receivable, net	—	—	50,844	11,328	—	62,172
Intercompany receivables	—	—	83,780	4,162	(87,942)	—
Inventory, net	—	—	102,390	35,989	—	138,379
Prepaid expenses and other current assets	—	—	13,219	3,278	—	16,497
Income taxes refundable	—	—	58	—	—	58
Current deferred tax assets	—	—	6,129	—	—	6,129

Total current assets	—	—	283,193	55,582	(87,942)	250,833
Property and equipment, net	—	—	333,850	52,607	—	386,457
Goodwill	—	—	20,710	196,696	—	217,406
Intangible assets, net	—	—	139,657	49,953	—	189,610
Other assets	5,954	—	13,481	3,041	(4,674)	17,802
Investment in subsidiaries	149,543	155,243	203,321	—	(508,107)	—

Total assets	$155,497	$155,243	$994,212	$357,879	$(600,723)	$1,062,108

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$63,923	$17,540	$—	$81,463
Intercompany payables	—	5,700	4,162	78,080	(87,942)	—
Accrued expenses and other current liabilities	4,521	—	71,613	18,188	—	94,322
Current portion of capital lease obligations	—	—	8,296	287	—	8,583
Current portion of long-term debt	—	—	470	31	—	501

Total current liabilities	4,521	5,700	148,464	114,126	(87,942)	184,869
Capital lease obligations	—	—	117,324	11,641	—	128,965
Long-term debt	148,723	—	516,446	565	(3,041)	662,693
Other long-term liabilities	—	—	28,161	5,437	—	33,598
Non-current deferred tax liabilities	—	—	28,574	22,789	(1,633)	49,730

Total liabilities	153,244	5,700	838,969	154,558	(92,616)	1,059,855

Total shareholders’ equity	2,253	149,543	155,243	203,321	(508,107)	2,253

Total liabilities and shareholders’ equity	$155,497	$155,243	$994,212	$357,879	$(600,723)	$1,062,108

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 28, 2013

(Dollars in thousands)

	Tops Holding	Tops Holding		Guarantor
	II Corporation	LLC	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$29,051	$862	$—	$29,913
Accounts receivable, net	—	—	52,453	12,068	—	64,521
Intercompany receivables	—	—	78,963	6,093	(85,056)	—
Inventory, net	—	—	106,487	35,809	—	142,296
Prepaid expenses and other current assets	—	—	7,817	2,938	—	10,755
Income taxes refundable	—	—	110	—	—	110
Current deferred tax assets	—	—	6,129	—	—	6,129

Total current assets	—	—	281,010	57,770	(85,056)	253,724
Property and equipment, net	—	—	317,547	68,034	—	385,581
Goodwill	—	—	51,207	166,199	—	217,406
Intangible assets, net	—	—	142,955	50,384	—	193,339
Other assets	6,309	—	12,999	3,041	(3,363)	18,986
Investment in subsidiaries	161,144	166,844	201,321	—	(529,309)	—

Total assets	$167,453	$166,844	$1,007,039	$345,428	$(617,728)	$1,069,036

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$62,971	$16,729	$—	$79,700
Intercompany payables	—	5,700	6,093	73,263	(85,056)	—
Accrued expenses and other current liabilities	510	—	73,363	24,358	—	98,231
Current portion of capital lease obligations	—	—	7,918	396	—	8,314
Current portion of long-term debt	—	—	2,279	30	—	2,309

Total current liabilities	510	5,700	152,624	114,776	(85,056)	188,554
Capital lease obligations	—	—	111,745	2,541	—	114,286
Long-term debt	148,647	—	518,007	573	(3,041)	664,186
Other long-term liabilities	—	—	26,730	4,740	—	31,470
Non-current deferred tax liabilities	—	—	31,089	21,477	(322)	52,244

Total liabilities	149,157	5,700	840,195	144,107	(88,419)	1,050,740

Total shareholders’ equity	18,296	161,144	166,844	201,321	(529,309)	18,296

Total liabilities and shareholders’ equity	$167,453	$166,844	$1,007,039	$345,428	$(617,728)	$1,069,036

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE 16-WEEK PERIOD ENDED APRIL 19, 2014

(Successor)

(Dollars in thousands)

	Tops Holding	Tops Holding		Guarantor
	II Corporation	LLC	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$585,334	$171,581	$(376)	$756,539
Cost of goods sold	—	—	(412,592)	(114,043)	—	(526,635)
Distribution costs	—	—	(12,505)	(3,721)	—	(16,226)

Gross profit	—	—	160,237	53,817	(376)	213,678
Operating expenses:
Wages, salaries and benefits	—	—	(79,906)	(27,052)	—	(106,958)
Selling and general expenses	—	—	(31,411)	(10,369)	376	(41,404)
Administrative expenses	—	—	(15,970)	(5,054)	—	(21,024)
Rent expense, net	—	—	(5,368)	(2,850)	—	(8,218)
Depreciation and amortization	—	—	(17,156)	(3,670)	—	(20,826)
Advertising	—	—	(4,885)	(1,454)	—	(6,339)

Total operating expenses	—	—	(154,696)	(50,449)	376	(204,769)
Operating income	—	—	5,541	3,368	—	8,909
Interest expense, net	(4,441)	—	(20,579)	(57)	—	(25,077)
Equity (loss) income from subsidiaries	(9,230)	(9,230)	2,000	—	16,460	—

(Loss) income before income taxes	(13,671)	(9,230)	(13,038)	3,311	16,460	(16,168)
Income tax benefit (expense)	—	—	3,808	(1,311)	—	2,497

Net (loss) income	(13,671)	(9,230)	(9,230)	2,000	16,460	(13,671)
Other comprehensive income	—	—	—	—	—	—

Comprehensive (loss) income	$(13,671)	$(9,230)	$(9,230)	$2,000	$16,460	$(13,671)

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE 16-WEEK PERIOD ENDED APRIL 20, 2013

(Predecessor)

(Dollars in thousands)

	Tops Holding	Tops Holding		Guarantor
	II Corporation	LLC	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$567,801	$168,371	$(363)	$735,809
Cost of goods sold	—	—	(401,382)	(111,769)	—	(513,151)
Distribution costs	—	—	(10,803)	(3,714)	—	(14,517)

Gross profit	—	—	155,616	52,888	(363)	208,141
Operating expenses:
Wages, salaries and benefits	—	—	(77,363)	(26,682)	—	(104,045)
Selling and general expenses	—	—	(27,680)	(8,991)	363	(36,308)
Administrative expenses	(258)	(293)	(16,183)	(5,520)	—	(22,254)
Rent expense, net	—	—	(4,795)	(2,770)	—	(7,565)
Depreciation and amortization	—	—	(13,157)	(3,847)	—	(17,004)
Advertising	—	—	(4,449)	(1,318)	—	(5,767)

Total operating expenses	(258)	(293)	(143,627)	(49,128)	363	(192,943)
Operating income	(258)	(293)	11,989	3,760	—	15,198
Interest expense, net	—	—	(18,923)	(49)	—	(18,972)
Equity (loss) income from subsidiaries	(3,943)	(3,650)	2,242	—	5,351	—

(Loss) income before income taxes	(4,201)	(3,943)	(4,692)	3,711	5,351	(3,774)
Income tax benefit (expense)	—	—	1,042	(1,469)	—	(427)

Net (loss) income	(4,201)	(3,943)	(3,650)	2,242	5,351	(4,201)
Other comprehensive income	—	—	—	—	—	—

Comprehensive (loss) income	$(4,201)	$(3,943)	$(3,650)	$2,242	$5,351	$(4,201)

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 16-WEEK PERIOD ENDED APRIL 19, 2014

(Successor)

(Dollars in thousands)

	Tops Holding	Tops Holding		Guarantor
	II Corporation	LLC	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$—	$23,008	$(15,131)	$—	$7,877
Cash flows (used in) provided by investing activities:
Cash paid for property and equipment	—	—	(11,662)	(638)	—	(12,300)
Change in intercompany receivables position	—	—	—	6,749	(6,749)	—

Net cash (used in) provided by investing activities	—	—	(11,662)	6,111	(6,749)	(12,300)

Cash flows provided by (used in) financing activities:
Dividend	(2,382)	(2,382)	(2,382)	—	4,764	(2,382)
Capital contribution	2,382	2,382	—	—	(4,764)	—
Borrowings on 2017 ABL Facility	—	—	179,700	—	—	179,700
Repayments on 2017 ABL Facility	—	—	(182,400)	—	—	(182,400)
Proceeds from sale leaseback financing transactions	—	—	3,616	9,134	—	12,750
Repayments of long-term debt borrowings	—	—	(2,613)	(8)	—	(2,621)
Principal payments on capital leases	—	—	(2,520)	(143)	—	(2,663)
Deferred financing costs paid	—	—	(211)	—	—	(211)
Change in bank overdraft position	—	—	(65)	—	—	(65)
Change in intercompany payables position	—	—	(6,749)	—	6,749	—

Net cash provided by (used in) financing activities	—	—	(13,624)	8,983	6,749	2,108

Net decrease in cash and cash equivalents	—	—	(2,278)	(37)	—	(2,315)
Cash and cash equivalents – beginning of period	—	—	29,051	862	—	29,913

Cash and cash equivalents – end of period	$—	$—	$26,773	$825	$—	$27,598

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 16-WEEK PERIOD ENDED APRIL 20, 2013

(Predecessor)

(Dollars in thousands)

	Tops Holding	Tops Holding		Guarantor
	II Corporation	LLC	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(292)	$16,257	$2,198	$—	$18,163
Cash flows used in investing activities:
Cash paid for property and equipment	—	—	(11,567)	(734)	—	(12,301)
Change in intercompany receivables position	—	—	(292)	(1,288)	1,580	—

Net cash used in investing activities	—	—	(11,859)	(2,022)	1,580	(12,301)

Cash flows provided by (used in) financing activities:
Change in intercompany payables position	—	292	1,288	—	(1,580)	—
Borrowings on 2017 ABL Facility	—	—	29,900	—	—	29,900
Repayments on 2017 ABL Facility	—	—	(29,900)	—	—	(29,900)
Principal payments on capital leases	—	—	(4,406)	(118)	—	(4,524)
Deferred financing costs paid	—	—	(1,074)	—	—	(1,074)
Change in bank overdraft position	—	—	(107)	—	—	(107)
Repayments of long-term debt borrowings	—	—	(95)	—	—	(95)

Net cash provided by (used in) financing activities	—	292	(4,394)	(118)	(1,580)	(5,800)

Net increase in cash and cash equivalents	—	—	4	58	—	62
Cash and cash equivalents – beginning of period	—	—	31,586	836	—	32,422

Cash and cash equivalents – end of period	$—	$—	$31,590	$894	$—	$32,484

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this 10-Q.

COMPANY OVERVIEW

We are a leading supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our market area, supported by strong customer loyalty and attractive supermarket locations. As of April 19, 2014, we operated 155 full-service supermarkets under the banners of Tops and Orchard Fresh, with an additional five supermarkets operated by franchisees.

On November 14, 2013, Morgan Stanley Private Equity and other stockholders of Holding II, Tops MBO Corporation (“Tops MBO Co”) and Holding II signed a Purchase and Sale Agreement pursuant to which Tops MBO Co agreed to purchase substantially all of the common stock of Holding II (the “Management Purchase”). Tops MBO Co is owned and controlled by members of our management. The Management Purchase closed effective December 1, 2013. The Management Purchase was the result of arms’ length negotiations between the parties. Prior to the Management Purchase, members of management owned approximately 7% of the outstanding equity interests in Holding II. As a result of the Management Purchase, management now beneficially own all of the outstanding common stock of Holding II.

Forward-Looking Statements

This 10-Q includes forward-looking statements, which are generally statements about future events, plans, objectives and performance. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to the following:

•	current economic conditions and the impact on consumer demand and spending and our pricing strategy;

•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;

•	our ability to effectively increase or maintain our profit margins;

•	the success of our acquisition and remodel plans;

•	fluctuations in utility, fuel and commodity prices which could impact consumer spending and buying habits and the cost of doing business;

•	risks inherent in our fuel station operations;

•	our exposure to local economies and other adverse conditions due to our geographic concentration;

•	risks of natural disasters and severe weather conditions;

•	supply problems with our suppliers and vendors;

•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;

•	increased operating costs resulting from increase in minimum wage, rising employee benefit costs or pension funding obligations;

•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;

•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;

•	estimates of the amount and timing of payments under our self-insurance policies;

•	risks of liability under environmental laws and regulations;

•	our ability to maintain and improve our information technology systems;

•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;

•	threats or potential threats to security;

•	our ability to retain key personnel;

•	risks of data security breaches or losses of confidential customer information;

•	risks relating to our substantial indebtedness;

•	claims or legal proceedings against us; and

•	other factors discussed under “Risk Factors” in our Special Report on Form 10-K for the year ended December 28, 2013 and elsewhere in this 10-Q.

We caution that investors should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

BASIS OF PRESENTATION

We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. Our fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years. Our first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods.

As a result of the Management Purchase, through their ownership of Tops MBO Co and through direct ownership of six shares of Holding II, certain members of management now beneficially own all of the outstanding equity interests of Holding II. The acquisition was accounted for as a purchase and “push down accounting” was required to be applied, with the result that purchase accounting adjustments were reflected in the Company’s financial statements. The application of push down purchase accounting resulted in a new basis of accounting in which the total cost of the purchase of Holding II was allocated to the assets acquired and liabilities assumed using estimates of fair values based on a preliminary allocation of the Tops MBO Co purchase price. Accordingly, these financial statements refer to the Company in the period prior to the acquisition as the “Predecessor” and in the period subsequent to the acquisition as the “Successor.”

Our condensed consolidated financial statements for the 16-week periods ended April 19, 2014 and April 20, 2013 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

RECENT EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS

May 2013 Financing and Dividend Activities

On May 15, 2013, we issued $150.0 million of unsecured senior notes, bearing yearly cash interest of 8.75% (“Holding II Notes”). The proceeds from these notes were used to pay a $141.9 million dividend to our former shareholders. The dividend amount was determined based upon the amount of debt issuable on reasonable credit terms while maintaining acceptable leverage and interest coverage levels.

Management Purchase

In connection with the Management Purchase, we allocated the purchase price of the Holding II stock to the preliminary fair value of assets acquired and liabilities assumed. The most significant impacts of this allocation resulted in the increased preliminary valuation of property and equipment, goodwill and intangible assets, and the adjustment of capital lease obligation amounts. The preliminary revaluation of property and equipment and definite-lived intangible assets resulted in an increase in depreciation and amortization expense for the 16-week period ended April 19, 2014 of $5.1 million compared to what otherwise would have been recognized. This increased level of depreciation and amortization is expected to continue during the remainder of Fiscal 2014 and beyond absent other changes in depreciation and amortization expense. As the values of certain assets and liabilities are preliminary in nature, the fair values of property and equipment, favorable and unfavorable lease rights, customer relationships and franchise agreements are subject to adjustment as additional information is obtained. When the valuations are finalized, changes to the preliminary valuation of these assets acquired or liabilities assumed may result in material adjustments to depreciation and amortization expense.

Also as part of the Management Purchase, we incurred $15.8 million of transaction costs during late Fiscal 2013, of which $0.6 million had been paid as of December 28, 2013, with substantially the entire remaining amount paid during the 16-week period ended April 19, 2014.

RESULTS OF OPERATIONS

16-Week Period Ended April 19, 2014 Compared with 16-Week Period Ended April 20, 2013

Summary

The results of operations during the 16-week period ended April 19, 2014 when compared with the 16-week period ended April 20, 2013 were impacted by four acquired supermarkets and one new supermarket opened since April 2013. Operating income was impacted by $5.1 million of incremental depreciation and amortization expense due to the increase in preliminary values of property and equipment and definite-lived intangible assets resulting from acquisition accounting for the Management Purchase, and an increase in utility costs of $4.7 million.

Net Sales

The following table includes the components of our net sales for the 16-week periods ended April 19, 2014 and April 20, 2013.

(Dollars in thousands)

	16-week periods ended
	April 19, 2014	April 20, 2013	$ Change	% Change
	(Successor)	(Predecessor)
Inside sales	$688,456	$669,191	$19,265	2.9%
Fuel sales	68,083	66,618	1,465	2.2%

Net sales	$756,539	$735,809	$20,730	2.8%

Inside sales, which are net sales excluding fuel sales, increased due to the $10.2 million incremental contribution of 4 acquired supermarkets and one new supermarket opened since April 2013 and a 1.1% increase in same store sales. Same store sales is the change in period-over-period inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods. The increase in same store sales was partially attributable to the timing of the Easter holiday. The week following Easter, historically a poor sales week, occurred during the 2013 period, versus the week subsequent to the end of the 2014 period. This had an estimated 80 basis points impact on same store sales.

Fuel sales increased due to a 6.4% increase in the number of gallons sold, primarily due to the addition of six new fuel stations since May 2013. This was partially offset by a 3.9% decrease in the average retail price.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 16-week periods ended April 19, 2014 and April 20, 2013.

(Dollars in thousands)

	16-week		16-week
	period ended	% of	period ended	% of
	April 19, 2014	Net Sales	April 20, 2013	Net Sales	$ Change	% Change
	(Successor)		(Predecessor)
Cost of goods sold	$(526,635)	69.6%	$(513,151)	69.7%	$(13,484)	(2.6)%
Distribution costs	(16,226)	2.1%	(14,517)	2.0%	(1,709)	(11.8)%

Gross profit	$213,678	28.2%	$208,141	28.3%	$5,537	2.7%

As a percentage of net sales, cost of goods sold and distribution costs remained relatively consistent during the 16-week period ended April 19, 2014 compared with the 16-week period ended April 20, 2013.

Operating Expenses

The following table includes a comparison of operating expenses for the 16-week periods ended April 19, 2014 and April 20, 2013.

(Dollars in thousands)

	16-week		16-week
	period ended	% of	period ended	% of
	April 19, 2014	Net Sales	April 20, 2013	Net Sales	$ Change	% Change
	(Successor)		(Predecessor)
Wages, salaries and benefits	$106,958	14.1%	$104,045	14.1%	$2,913	2.8%
Selling and general expenses	41,404	5.5%	36,308	4.9%	5,096	14.0%
Administrative expenses	21,024	2.8%	22,254	3.0%	(1,230)	(5.5)%
Rent expense	8,218	1.1%	7,565	1.0%	653	8.6%
Depreciation and amortization	20,826	2.8%	17,004	2.3%	3,822	22.5%
Advertising	6,339	0.8%	5,767	0.7%	572	9.9%

Total	$204,769	27.1%	$192,943	26.2%	$11,826	6.1%

Wages, Salaries and Benefits

As a percentage of net sales, wages, salaries and benefits remained relatively consistent during the 16-week period ended April 19, 2014 compared with the 16-week period ended April 20, 2013.

Selling and General Expenses

The increase in selling and general expenses is largely the result of a $4.7 million increase in utility costs, attributable to higher electricity commodity costs, as well as greater usage given colder than normal winter temperatures. Elevated utility costs are not expected to continue as commodity costs have returned to more normalized levels.

Administrative Expenses

Administrative expenses remained relatively consistent during the 16-week period ended April 19, 2014 compared with the 16-week period ended April 20, 2013.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during the 16-week period ended April 19, 2014 compared with the 16-week period ended April 20, 2013.

Depreciation and Amortization

The increase in depreciation and amortization is largely due to $5.1 million of additional depreciation and amortization expense during the 16-week period ended April 19, 2014 due to the increase in preliminary values of property and equipment and definite-lived intangible assets resulting from acquisition accounting for the Management Purchase. This increased level of depreciation and amortization is expected to continue through the remainder of Fiscal 2014 and beyond absent other changes in depreciation and amortization expense.

Advertising

Advertising remained relatively consistent during the 16-week period ended April 19, 2014 compared with the 16-week period ended April 20, 2013.

Interest Expense, Net

The $6.1 million increase in interest expense is attributable to a $4.9 million increase in interest related to higher long-term debt levels, primarily the result of our May 2013 financing activities. Also, there was a $1.2 million increase in interest related to capital lease obligations due to acquisition accounting for the Management Purchase that resulted in the reset of repayment amortization schedules.

Income Tax Benefit (Expense)

The income tax benefit for the 16-week period ended April 19, 2014 primarily reflects the loss before income taxes, net of the establishment of valuation allowance against deferred tax assets. The overall effective tax rate was 15.4%. The effective tax rate would have been 41.5% without the impact of the valuation allowance establishment.

The income tax expense for the 16-week period ended April 20, 2013 primarily reflects the recognition of additional valuation allowance associated with our indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was (11.3)%. The effective tax rate would have been 39.0% without the impact of adjustments to the valuation allowance.

Net Loss

Our net loss increased $9.5 million during the 16-week period ended April 19, 2014 compared with the 16-week period ended April 20, 2013 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash are cash flows generated from our operations and borrowings under our 2017 ABL Facility. Our 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for future upsizing with up to $50.0 million of incremental commitments if certain conditions are met. As of April 19, 2014, the unused availability under our 2017 ABL Facility was $33.9 million, after giving effect to $22.4 million of letters of credit outstanding thereunder. We expect that cash generated from operations and availability under our 2017 ABL Facility will permit us to fund our debt service requirements, investments in working capital, capital expenditures, acquisitions and other cash requirements for at least the next twelve months. We do not expect to make dividends of significant size in the near future, however, we may pay dividends to our stockholders from time to time. Our financial flexibility will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control. Although unforeseen, if faced with limited financial flexibility, we could readily respond through the control of variable operating expenses (for example, by adjusting employment levels) and through the scale back of planned capital expenditure and acquisition activities.

On December 1, 2013, the Management Purchase was consummated. Of the total cash consideration of $20.9 million, $4.3 million was funded through the use of available Company cash. Additionally, we incurred $15.8 million of transaction costs, of which $0.6 million had been paid as of December 28, 2013, with substantially the entire remaining amount paid during the 16-week period ended April 19, 2014. On May 15, 2013, Holding II issued the Holding II Notes. The proceeds from these notes were used to pay a $141.9 million dividend to Holding II’s former stockholders.

On June 15, 2014, semi-annual cash interest payments totaling $27.0 million are payable related to our Holding I Notes and Holding II Notes. We expect these payments will be funded through cash from operations and availability under our 2017 ABL Facility. No principal amounts are payable related to these senior notes until their respective maturities on December 15, 2017 and June 15, 2018.

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	16-week periods ended
	April 19, 2014	April 20, 2013
	(Successor)	(Predecessor)
Cash provided by (used in):
Operating activities	$7,877	$18,163
Investing activities	(12,300)	(12,301)
Financing activities	2,108	(5,800)

Cash provided by operating activities for the 16-week period ended April 19, 2014 decreased $10.3 compared with the 16-week period ended April 20, 2013 due to a $7.6 million decrease in earnings, adjusted for non-cash income and expenses. This decrease was partially due to a $4.7 million increase in utility costs, primarily attributable to higher commodity costs for electricity. Additionally, we experienced a $4.9 million increase in interest expense attributable to higher long-term debt levels as a result of our May 2013 financing activities. Changes in operating assets and liabilities represented a use of cash of $3.9 million during the 16-week period ended April 19, 2014, compared with $1.2 million during the 16-week period ended April 20, 2013. We paid transaction costs of $15.0 million during the 16-week period ended April 19, 2014 related to the Management Purchase. Our cash provided by operating activities for the 16-week period ended April 19, 2014 of $7.9 million was less than our cash-based interest expense during the same period of $23.7 million due to the factors previously described.

Cash used in investing activities remained consistent during the 16-week period ended April 19, 2014 compared with the 16-week period ended April 20, 2013. We expect to invest $40 million to $45 million in capital expenditures during Fiscal 2014, excluding potential acquisitions.

Cash provided by (used in) financing activities improved $7.9 million during the 16-week period ended April 19, 2014 compared with the 16-week period ended April 20, 2013, primarily due to $12.8 million of proceeds from the sale of three supermarket locations during March 2014 as part of a sale-leaseback financing transaction, partially offset by $2.7 million of net borrowings under the 2017 ABL Facility during the 2014 period.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One. The Local One plan generally provides retirement benefits to participants based on their service to contributing employers. We are contingently liable for withdrawal liability in the event that we withdraw from the Local One plan. The actuary for the Local One plan has estimated that, as of December 31, 2012, our withdrawal liability would have been approximately $334.4 million in the event of our complete withdrawal from the Local One plan during the 2013 plan year. We have not yet received an estimate for a withdrawal occurring in 2014. In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements. We have no intention to withdraw from the Local One plan. During the 16-week periods ended April 19, 2014 and April 20, 2013, we made contributions of $3.3 million and $3.1 million, respectively, to this plan. We are required to increase our annual contributions to the Local One plan pursuant to our current collective bargaining agreements and the Local One plan’s current rehabilitation plan.

As a result of our acquisition of Erie Logistics from C&S in December 2013, we are now obligated to contribute to the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”). During the 16-week period ended April 19, 2014, we tendered contributions of $1.4 million to the Fund. We are required to increase our annual contributions to the Fund pursuant to the collective bargaining agreements with Teamsters Local 264 and the Fund’s current rehabilitation plan.

We are also contingently liable for withdrawal liability in the event of a withdrawal from the Fund, which includes any withdrawal liability imposed on Erie Logistics for which C&S is jointly liable. In late January 2014, we received notice that the Fund had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition.

Notwithstanding the suspension, we continued to tender contributions to the Fund for the Erie Logistics associates as required by the collective bargaining agreements with Teamsters Local 264. The Fund has rejected and returned these contributions to date. We have established a separate interest bearing account to hold these contributions.

On May 27, 2014, the Fund provided notice to Erie Logistics and C&S of its determination that Erie Logistics’ incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments of $641,514 for 240 months. If it were ultimately determined that Erie Logistics incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability. Although we will vigorously contest the withdrawal determination, during the pendency of the proceeding to contest such determination, ERISA requires that conditional monthly payments of withdrawal liability be made beginning July 28, 2014. These monthly conditional payments of withdrawal liability are in addition to pension contributions the Company may make in replacement of the contributions formerly made to the Fund for the benefit of the Erie Logistics’ associates.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Product cost inflation could vary from our estimates due to general economic conditions, weather, availability of raw materials and ingredients in the products that we sell and their packaging, and other factors beyond our control.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.

Refer to Holding II’s audited consolidated financial statements as of December 28, 2013 for a description of certain critical accounting policies, including those related to vendor allowances, inventory valuation, valuation of tradename, valuation of long-lived assets, acquisition accounting, leases, self-insurance programs and income taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use derivative financial instruments from time to time primarily to manage our exposure to fluctuations in interest rates and, to a lesser extent, adverse fluctuations in commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all of our derivative positions are intended to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments generally are offset by reciprocal changes in the value of the underlying exposure. The interest rate derivatives we use are straightforward instruments with liquid markets.

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of April 19, 2014, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges.

The table below provides information about our outstanding debt as of April 19, 2014. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital lease obligations. Interest rates reflect the weighted average rates for the outstanding instruments. The Fair Value column includes the fair value of our debt instruments as of April 19, 2014. Refer to Note 1 of our condensed consolidated financial statements in Item 1 of this 10-Q for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Expected Fiscal Year of Maturity
	Remainder
	of 2014	2015	2016	2017	2018	Thereafter	Fair Value
Debt
Fixed rate	$335	$670	$691	$460,202	$150,037	$436	$662,428
Average interest rate	3.0%	3.0%	3.0%	8.9%	8.7%	4.0%
Variable rate	$—	$—	$—	$52,100	$—	$—	$52,100
Average interest rate	N/A	N/A	N/A	2.0%	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of April 19, 2014, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of April 19, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the 16-week period ended April 19, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosure contained under the heading “Multiemployer Pension Plan” in Note 9 to the condensed consolidated financial statements contained in Item 1 of this report is hereby incorporated by reference.

The Company is also subject to various claims and legal proceedings which arise in the ordinary course of business. While the outcome of these claims and proceedings cannot be predicted with certainty, management does not believe that the outcome of any of these claims and proceedings will have a material effect on our results of operations, financial position or cash flows.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors for the Company disclosed in the Company’s Special Report on Form 10-K for the fiscal year ended December 28, 2013 except as follows:

A determination that there has been a withdrawal from the New York State Teamsters Conference Pension and Retirement Fund could result in significant financial exposure to us.

On December 22, 2013, Tops Markets acquired all of the membership interests of Erie Logistics and certain other assets from C&S. Erie Logistics operates the Company’s warehouse distribution facility located in Lancaster, New York and employs the warehouse personnel at the facility, all of whom are represented by Teamsters Local 264. Under its supply agreement with Tops Markets, C&S, through Erie Logistics, had operated the Lancaster facility since 2002.

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition. This suspension was retroactive to the effective date of the acquisition of Erie Logistics from C&S. During this “suspension” the Company has continued to make contributions to the Fund as required by the collective bargaining agreements with Teamsters Local 264. The Fund has rejected and returned these contributions. During the 16-week period ended April 19, 2014, these rejected contributions totaled $1.4 million. On May 27, 2014, the Fund provided Erie Logistics and C&S of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund. The Company intends to vigorously contest this determination initially through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable. If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for the liability. Under the terms of the purchase agreement for the acquisition, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics for which C&S is jointly liable. During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, beginning July 28, 2014. These monthly conditional payments of withdrawal liability are in addition to pension contributions the Company may make in replacement of the contributions formerly made to the Fund for the benefit of the Erie Logistics’ associates.

ITEM 6.	EXHIBITS

Exhibit No.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the quarterly report on Form 10-Q of Tops Holding II Corporation for the quarter ended April 19, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPS HOLDING II CORPORATION

By:	/s/ William R. Mills
William R. Mills Senior Vice President, Chief Financial Officer and Director June 3, 2014