Form 10-Q
period 2014-07-12
TOPS HOLDING II CORP
filed 2014-08-25
CIK 1584701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 12, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 25, 2014, 126,560 shares of common stock of the registrant were outstanding.

TOPS HOLDING II CORPORATION

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of July 12, 2014 and December 28, 2013	1

	Condensed Consolidated Statements of Comprehensive Loss for the 12-week and 28-week periods ended July 12, 2014 (Successor) and July 13, 2013 (Predecessor)	2

	Condensed Consolidated Statements of Cash Flows for the 28-week periods ended July 12, 2014 (Successor) and July 13, 2013 (Predecessor)	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4.	CONTROLS AND PROCEDURES	31

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 1A.	RISK FACTORS	32

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS	33

SIGNATURE		33

i

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	July 12, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$31,486	$29,913
Accounts receivable, net	62,169	64,521
Inventory, net	144,194	142,296
Prepaid expenses and other current assets	13,965	10,755
Income taxes refundable	58	110
Current deferred tax assets	6,129	6,129

Total current assets	258,001	253,724
Property and equipment, net	388,443	386,863
Goodwill (Note 3)	217,406	217,406
Intangible assets, net (Note 3)	186,813	193,339
Other assets	16,914	18,986

Total assets	$1,067,577	$1,070,318

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$98,360	$79,700
Accrued expenses and other current liabilities (Note 4)	77,599	98,231
Current portion of capital lease obligations (Note 5)	8,511	8,314
Current portion of long-term debt (Note 6)	1,938	2,309

Total current liabilities	186,408	188,554
Capital lease obligations (Note 5)	128,925	114,286
Long-term debt (Note 6)	663,012	664,186
Other long-term liabilities	33,371	31,470
Non-current deferred tax liabilities	50,711	52,751

Total liabilities	1,062,427	1,051,247

Commitments and contingencies (Note 9)
Common shares ($0.001 par value; 300,000 authorized shares, 126,560 shares issued and outstanding as of July 12, 2014 and December 28, 2013)	—	—
Paid-in capital	16,209	20,860
Accumulated deficit	(11,556)	(1,838)
Accumulated other comprehensive income, net of tax	497	49

Total shareholders’ equity	5,150	19,071

Total liabilities and shareholders’ equity	$1,067,577	$1,070,318

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	12-week periods ended		28-week periods ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net sales	$596,200	$601,275	$1,352,739	$1,337,084
Cost of goods sold	(417,981)	(418,934)	(944,616)	(932,085)
Distribution costs	(11,064)	(11,763)	(26,831)	(26,280)

Gross profit	167,155	170,578	381,292	378,719
Operating expenses:
Wages, salaries and benefits	(80,242)	(80,787)	(187,200)	(184,832)
Selling and general expenses	(28,015)	(26,874)	(69,467)	(63,182)
Administrative expenses (inclusive of share-based compensation expense of $51, $3,610, $61 and $3,826)	(14,903)	(27,072)	(34,976)	(49,326)
Rent expense, net	(6,055)	(5,311)	(14,273)	(12,876)
Depreciation and amortization	(13,469)	(13,048)	(30,955)	(30,052)
Advertising	(5,423)	(5,682)	(11,762)	(11,449)

Total operating expenses	(148,107)	(158,774)	(348,633)	(351,717)
Operating income	19,048	11,804	32,659	27,002
Interest expense, net	(19,321)	(16,742)	(44,398)	(35,714)

Loss before income taxes	(273)	(4,938)	(11,739)	(8,712)
Income tax (expense) benefit	(432)	(378)	2,021	(805)

Net loss	(705)	(5,316)	(9,718)	(9,517)
Other comprehensive income	448	—	448	—

Comprehensive loss	$(257)	$(5,316)	$(9,270)	$(9,517)

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	28-week periods ended
	July 12, 2014	July 13, 2013
	(Successor)	(Predecessor)
Cash flows provided by operating activities:
Net loss	$(9,718)	$(9,517)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,379	38,186
Deferred income taxes	(2,040)	805
LIFO inventory valuation adjustments	2,231	723
Amortization of deferred financing costs	2,101	1,357
Share-based compensation expense	61	3,826
Other	647	199
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	2,352	(11,556)
Increase in inventory, net	(4,129)	(5,812)
Increase in prepaid expenses and other current assets	(2,304)	(1,959)
Decrease (increase) in income taxes refundable	52	(15)
Increase in accounts payable	18,168	14,515
(Decrease) increase in accrued expenses and other current liabilities	(18,790)	43
Increase in other long-term liabilities	2,180	932

Net cash provided by operating activities	27,190	31,727

Cash flows used in investing activities:
Cash paid for property and equipment	(21,162)	(27,589)
Acquisition of supermarkets	—	(5,995)

Net cash used in investing activities	(21,162)	(33,584)

Cash flows used in financing activities:
Borrowings on 2017 ABL Facility	267,900	138,500
Repayments on 2017 ABL Facility	(272,700)	(131,700)
Proceeds from sale leaseback financing transaction	12,750	—
Principal payments on capital leases	(4,717)	(8,014)
Dividends to Tops MBO Corporation	(4,712)	—
Repayments of long-term debt borrowings	(2,831)	(161)
Deferred financing costs paid	(637)	(7,977)
Change in bank overdraft position	492	426
Proceeds from long-term debt borrowings	—	148,500
Dividend to former shareholders	—	(141,920)
Proceeds from stock option exercises	—	227

Net cash used in financing activities	(4,455)	(2,119)

Net increase (decrease) in cash and cash equivalents	1,573	(3,976)
Cash and cash equivalents – beginning of period	29,913	32,422

Cash and cash equivalents – end of period	$31,486	$28,446

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding II Corporation (“Holding II” or “Company”), the parent of Tops Holding LLC (“Holding I”), formerly Tops Holding Corporation, was incorporated on May 7, 2013. Holding I is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania and Vermont. As of July 12, 2014, the Company operated 157 supermarkets under the banners of Tops and Orchard Fresh, with an additional five supermarkets operated by franchisees. Holding II has no business operations other than the ownership of Holding I and as the issuer of the Holding II Notes (see Note 6).

On November 14, 2013, each of the sellers named therein (including Morgan Stanley Global Private Equity (“MSPE”)) (the “Sellers”), Tops MBO Corporation (“Tops MBO Co”) and Holding II signed a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which Tops MBO Co agreed to purchase substantially all of the outstanding common stock of Holding II (together with the transactions contemplated by the Purchase and Sale Agreement, the “Management Purchase”). Tops MBO Co is owned and controlled by current members of management. The Management Purchase closed effective December 1, 2013. The consummation of the Management Purchase was the result of arms’ length negotiations. Prior to the Management Purchase, members of management owned approximately 7% of the outstanding common stock in Holding II, with MSPE and other private funds and individuals owning the remaining common stock. As a result of the Management Purchase, through their ownership of Tops MBO Co and through direct ownership of six shares of Holding II, members of management now beneficially own all of the outstanding common stock of Holding II.

The acquisition was accounted for as a purchase and “push down” accounting was required to be applied, with the result that purchase accounting adjustments were reflected in the Company’s financial statements. The application of “push down” accounting resulted in a new basis of accounting in which the total cost of the Management Purchase was allocated to the assets acquired and liabilities assumed using estimates of fair values based on a preliminary allocation of the purchase price. Accordingly, these condensed consolidated financial statements refer to the Company in the period prior to the acquisition as “Predecessor” and in the period subsequent to the acquisition as “Successor.” For more information, see Note 2.

Holding II is the reporting entity for the Holding I Notes and Holding II Notes (see Note 6). Tops MBO Co is neither a co-issuer nor guarantor of these notes. Accordingly, the condensed consolidated financial statements have been prepared for Holding II and exclude the net assets and results of operations of Tops MBO Co. Tops MBO Co’s assets and liabilities consist solely of its investment in Holding II, the remaining outstanding principal amount of a $12.3 million term loan (“MBO Co Loan”) entered into to partially fund the Management Purchase, and related deferred financing costs. Tops MBO Co has no operations other than as the borrower under the MBO Co Loan and the equity owner of Holding II.

Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of Holding II contained in its 2013 Special Report on Form 10-K.

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

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 30. Fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years. The first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods.

The Company’s condensed consolidated financial statements for the 12-week and 28-week periods ended July 12, 2014 and July 13, 2013 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. As of July 12, 2014, 76 corporate supermarkets offered pharmacy services and 51 corporate fuel centers were in operation. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only operating segment and reportable segment. The Company’s retail operations as a whole reflect the level at which the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally.

The following table presents sales revenue by type of similar product (dollars in thousands):

	12-week periods ended				28-week periods ended
	July 12, 2014		July 13, 2013		July 12, 2014		July 13, 2013
	(Successor)		(Predecessor)		(Successor)		(Predecessor)
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Non-perishables(1)	$320,963	53.8%	$334,143	55.6%	$745,391	55.1%	753,195	56.3%
Perishables(2)	173,715	29.1%	173,674	28.9%	380,866	28.2%	370,073	27.7%
Fuel	58,204	9.8%	53,051	8.8%	126,287	9.3%	119,669	9.0%
Pharmacy	38,170	6.4%	36,147	6.0%	88,279	6.5%	84,412	6.3%
Other(3)	5,148	0.9%	4,260	0.7%	11,916	0.9%	9,735	0.7%

	$596,200	100.0%	$601,275	100.0%	$1,352,739	100.0%	$1,337,084	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. At July 12, 2014 and December 28, 2013, the carrying value and the estimated fair value of the Company’s debt instruments were as follows (dollars in thousands):

	July 12, 2014	December 28, 2013
Carrying value of long-term debt:
Current portion of long-term debt	$1,938	$2,309
Long-term debt	663,012	664,186

Total carrying value of long-term debt	664,950	666,495
Fair value of long-term debt	713,563	719,861

Excess of fair value over carrying value	$48,613	$53,366

The fair value of the Company’s Holding I Notes and Holding II Notes (see Note 6), which are included in long-term debt, was based on quoted market prices, a Level 2 source. The fair value of the Company’s other long-term debt was based on the net present value of future cash flows using estimated applicable market interest rates for the Company at July 12, 2014 and December 28, 2013, a Level 3 measurement technique.

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

2. BUSINESS ACQUISITION

On December 1, 2013, the Management Purchase was consummated. Following the Management Purchase, primarily through their ownership of Tops MBO Co, management now beneficially owns all of the outstanding common stock of Holding II. Accordingly, the Company was required to apply “push down” accounting, with the results of the Management Purchase reflected in Holding II’s condensed consolidated financial statements. The application of “push down” accounting has resulted in a new basis of accounting in which the total purchase price paid by Tops MBO Co has been allocated to the assets acquired and liabilities assumed using preliminary estimates of their fair values under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). In addition to the cash consideration of $20.9 million paid to the Sellers, the Company incurred $15.8 million of transaction costs during late Fiscal 2013.

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

The preliminary fair value of inventory was determined based upon the Company’s estimated selling prices, less estimated costs to sell, disposition costs and normal profit margin. The preliminary fair values of buildings, personal property and site improvements, all of which are included in property and equipment in the succeeding table, were determined using the cost approach. The preliminary fair value of land was determined using the market approach. The preliminary fair values of intangible assets were primarily determined using the income approach which, for the tradename, is based upon the present value of the economic royalty savings and revenue projections attributed to the tradename. The discount rates applied to the value of intangible assets ranged between 14% and 16%, which were benchmarked with reference to the implied rate of return from the transaction model as well as an estimate of a market participant’s weighted average cost of capital on the capital asset pricing model.

The Company had gross deferred tax assets of $50.1 million as of the closing date, of which $24.4 million related to historical net operating losses (“NOLs”). These historical deferred tax assets were offset by deferred tax liabilities of $11.5 million, as well as a valuation allowance of $43.9 million.

The Company conducted an analysis to determine the impact of the acquisition on its ability to utilize the NOLs. The analysis concluded that the Company incurred a change in ownership within the meaning of Section 382 of the Internal Revenue Code (“IRC Section 382”). In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as NOLs in existence as of the ownership change date. The IRC Section 382 calculation indicates that the change in ownership will not impact the Company’s ability to use certain tax attributes.

Goodwill resulting from the Management Purchase is not tax deductible. Acquisition accounting adjustments to the fair value of intangible assets, property and equipment and certain other assets and liabilities will also not be deductible for tax purposes. In accordance with ASC 805, preliminary incremental net deferred tax liabilities of $86.4 million related to acquisition accounting adjustments have been established as of the closing date with a corresponding adjustment to goodwill.

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

Previously reported results have been retroactively adjusted to reflect revised useful life estimates for property and equipment assets revalued in connection with the Management Purchase. These revised estimates resulted in reductions of depreciation expense of $4.7 million and $1.3 million in the 16-week period ended April 19, 2014 and the 4-week period ended December 28, 2013 (“Fiscal 2013 Successor Period”), respectively. These depreciation expense adjustments resulted in related reductions of income tax benefit of $0.1 million and $0.5 million in the 16-week period ended April 19, 2014 and the Fiscal 2013 Successor Period, respectively.

The following table summarizes the Company’s unaudited pro forma operating results for the 28-week period ended July 13, 2013, giving effect to the Management Purchase as if it occurred on December 30, 2012 (dollars in thousands):

Net sales	$1,337,084
Operating income	11,189
Net loss	(25,330)

The pro forma information above reflects the $15.8 million of transaction costs incurred by the Company during late Fiscal 2013 within the operating results of the 28-week period ended July 13, 2013. This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transaction had taken place prior to the beginning of the periods presented and should not be taken as representative of the Company’s future consolidated results of operations.

3. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during the 28-week period ended July 12, 2014 (dollars in thousands):

Balance – December 28, 2013	$217,406

Balance – July 12, 2014	$217,406

Goodwill is reviewed annually for impairment on December 1, or more frequently upon the occurrence of trigger events. Based on the Company’s assessment, no goodwill impairments were recorded during the 12-week and 28-week periods ended July 12, 2014 and July 13, 2013.

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

July 12, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Tradename – indefinite	$131,000	$—	$131,000	Indefinite life
Customer relationships	28,400	(4,407)	23,993	14.0
Favorable lease rights	21,600	(1,868)	19,732	9.0
Franchise agreements	13,300	(1,212)	12,088	14.0

	$194,300	$(7,487)	$186,813	12.3

December 28, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename – indefinite	$131,000	$—	$131,000
Customer relationships	28,400	(568)	27,832
Favorable lease rights	21,600	(233)	21,367
Franchise agreements	13,300	(160)	13,140

	$194,300	$(961)	$193,339

The Tops tradename is reviewed annually for impairment on December 1, or more frequently, if impairment indicators arise. Based on the Company’s assessment, no impairment was recorded during the 12-week and 28-week periods ended July 12, 2014 and July 13, 2013.

During the 12-week periods ended July 12, 2014 and July 13, 2013, amortization expense related to intangible assets was $2.8 million and $1.9 million, respectively. During the 28-week periods ended July 12, 2014 and July 13, 2013, amortization expense related to intangible assets was $6.5 million and $4.5 million, respectively. Such amortization is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Depreciation and amortization in the condensed consolidated statements of comprehensive loss during the 12-week periods ended July 12, 2014 and July 13, 2013 includes $0.1 million and $0.4 million, respectively, of contra-expense related to the amortization of unfavorable lease rights which are classified in other long-term liabilities in the condensed consolidated balance sheets. During the 28-week periods ended July 12, 2014 and July 13, 2013, depreciation and amortization in the condensed consolidated statements of comprehensive loss includes $0.2 million and $0.9 million, respectively, of contra-expense related to the amortization of unfavorable lease rights. Expected future amortization of these unfavorable lease rights is contra-expense of $0.2 million in the remaining period of Fiscal 2014, $0.4 million in Fiscal 2015, $0.4 million in Fiscal 2016, $0.4 million in Fiscal 2017, $0.4 million in Fiscal 2018 and $1.4 million thereafter.

As of July 12, 2014, expected future amortization of intangible assets is as follows (dollars in thousands):

2014 (remaining period)	$5,593
2015	10,729
2016	7,724
2017	6,557
2018	5,633
Thereafter	19,577

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	July 12, 2014	December 28, 2013
Wages, taxes and benefits	$16,978	$18,391
Lottery	11,301	10,519
Union medical, pension and 401(k)	8,596	4,589
Self-insurance reserves	6,075	6,033
Interest payable	4,430	2,272
Sales and use tax	4,231	6,279
Gift cards	3,127	7,312
Property and equipment expenditures	3,051	4,285
Utilities	2,241	2,714
Professional and legal fees	1,998	18,854
Repairs and maintenance	1,882	2,539
Money orders	1,861	1,456
Other	11,828	12,988

	$77,599	$98,231

The decrease in accrued professional and legal fees as of July 12, 2014 compared with December 28, 2013 is largely due to $15.2 million of transaction fees incurred in the Management Purchase that were accrued as of December 28, 2013 and paid during the 28-week period ended July 12, 2014.

5. CAPITAL LEASE OBLIGATIONS

The Company has a number of capital leases in effect for store properties and equipment. The initial lease terms generally range up to twenty-five years and will expire at various times through 2035, with options to renew for additional periods. The majority of the store leases provide for base rental, plus real estate taxes, insurance, common area maintenance and other operating expenses applicable to the leased premises. Some leases contain escalation clauses for future rents and contingent rents based on sales volume.

As of July 12, 2014, future minimum lease rental payments applicable to non-cancelable capital lease obligations were as follows (dollars in thousands):

2014 (remaining period)	$13,643
2015	27,361
2016	26,041
2017	22,886
2018	19,641
Thereafter	82,362

Total minimum lease payments	191,934
Less amounts representing interest	(123,050)

Present value of net minimum lease payments	68,884
Less current obligations	(8,511)

Long-term cash obligations	60,373
Non-cash obligations	68,552

Total long-term capital lease obligations	$128,925

The Company has entered into build-to-suit and sale-leaseback transactions in various years involving certain properties that did not qualify for sale-leaseback accounting as the lease agreements included various forms of continuing involvement. Such transactions include the sale-leaseback of three properties for cash proceeds of $12.8 million during the 28-week period ended July 12, 2014. These transactions have been classified as financing transactions in accordance with ASC Topic 840, “Leases,” due to the existence of forms of continuing involvement.

Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as capital lease obligations, allocated between land, as applicable, and building. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying building obligations, with no underlying cash payments deemed attributable to the land obligations and the estimated net book value of the buildings at the conclusion of the lease terms. The related land assets are not depreciated, and at the end of the lease terms, the remaining capital lease obligations will equal the combined net book values of the land and buildings. At the expiration of the lease terms, which range from 2023 to 2068, or when the Company’s continuing involvement under the lease agreements ends, the related land, buildings and capital lease obligations will be removed from the consolidated balance sheet, with no underlying cash payments. These capital lease obligations are reflected as non-cash obligations in the preceding table.

6. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	July 12, 2014	December 28, 2013
Holding I Notes	$460,000	$460,000
Holding II Notes	150,000	150,000
Discount on Holding II Notes	(1,219)	(1,353)
2017 ABL Facility	50,000	54,800
Other loans	6,169	2,604
Mortgage note payable	—	444

Total debt	664,950	666,495
Current portion	(1,938)	(2,309)

Total long-term debt	$663,012	$664,186

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

The Holding I Notes are collateralized by (i) first priority interests, subject to certain exceptions and permitted liens, in the stock held by Holding II, the Issuers, Tops Markets II Corporation and the guarantor subsidiaries, Tops PT, LLC and Tops Gift Card Company, LLC (collectively, the “Guarantors”), the Company’s warehouse distribution facility in Lancaster, New York, the Company’s retail facility located in Fayetteville, New York and certain owned real property acquired by the Issuers and the Guarantors following the issue date of the Holding I Notes, equipment, intellectual property, and substantially all other assets of the Issuers and the Guarantors, other than assets securing the Company’s asset-based revolving credit facility (the “2017 ABL Facility”) on a first priority basis (collectively, the “Holding I Notes Priority Collateral”), and (ii) second priority interests, subject to certain exceptions and permitted liens, in the assets of the Issuers and the Guarantors that secure the 2017 ABL Facility on a first priority basis, including present and future receivables, deposit accounts, inventory, prescription lists, and certain rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).

On December 14, 2012, Tops Markets entered into an amended and restated asset-based revolving credit facility, the 2017 ABL Facility, with Bank of America, N.A., as collateral agent and administrative agent. The 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for up to $50.0 million of additional borrowing capacity if certain conditions are met. The borrowing base includes inventory, pharmacy prescription files and certain receivables. On November 14, 2013, certain provisions of the 2017 ABL Facility were amended in conjunction with the Management Purchase. The amended provisions are in effect until May 14, 2015 which: (1) limit permitted acquisitions to no more than $10.0 million annually, (2) limit total capital expenditures to no more than $60.0 million per year for each of the 2014 and 2015 fiscal years, and (3) require minimum excess availability of $10.0 million as of the amendment effective date, reduced by $2.25 million per quarter thereafter. The 2017 ABL Facility will mature on December 14, 2017.

As of July 12, 2014, the unused availability under the 2017 ABL Facility was $37.1 million, after giving effect to the borrowing base calculation, $22.3 million of letters of credit outstanding and $50.0 million borrowings outstanding. As of December 28, 2013, $17.6 million of letters of credit were outstanding under the 2017 ABL Facility. Revolving loans under the 2017 ABL Facility, at the Company’s option, bear interest at either i) LIBOR plus a margin of 150 to 200 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 50 to 100 basis points, determined based on levels of borrowing availability. As of July 12, 2014 and December 28, 2013, the weighted average interest rates on borrowings under the 2017 ABL Facility were 1.96% and 1.90%, respectively. The 2017 ABL Facility is collateralized primarily by (i) first priority interests, subject to certain exceptions and permitted liens, in the ABL Priority Collateral and (ii) second priority interests, subject to certain exceptions and permitted liens, in the Holding I Notes Priority Collateral.

The instruments governing the Holding II Notes, Holding I Notes and the 2017 ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and obligations on a change in control. Failure to meet any of these covenants would be an event of default. On August 19, 2014, the 2017 ABL Facility was amended to reduce specified restrictions on the Company’s ability to make certain payments, including dividends.

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

7. INCOME TAXES

Income tax (expense) benefit was as follows (dollars in thousands):

	12-week periods ended		28-week periods ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Current	$(2)	$(1)	$(19)	$—
Deferred	(430)	(377)	2,040	(805)

Total income tax (expense) benefit	$(432)	$(378)	$2,021	$(805)

The income tax expense for the 12-week period ended July 12, 2014 primarily reflects the recognition of additional valuation allowance associated with the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was (158.2)%. The effective tax rate would have been 23.2% without the impact of the valuation allowance establishment.

The income tax expense for the 12-week period ended July 13, 2013 primarily reflects the recognition of additional valuation allowance associated with the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was (7.7)%. The effective tax rate would have been 43.0% without the impact of adjustments to the valuation allowance.

The income tax benefit for the 28-week period ended July 12, 2014 primarily reflects the loss before income taxes, net of the recognition of valuation allowance associated with the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was 17.2%. The effective tax rate would have been 41.5% without the impact of the valuation allowance establishment.

The income tax expense for the 28-week period ended July 13, 2013 primarily reflects the recognition of additional valuation allowance associated with the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was (9.2)%. The effective tax rate would have been 19.5% without the impact of adjustments to the valuation allowance.

8. SHAREHOLDERS’ EQUITY

On March 31, 2014 and June 30, 2014, the Company paid dividends of $2.4 million and $2.3 million, respectively, to Tops MBO Co to fund the quarterly principal and interest payments under the MBO Co Loan.

9. COMMITMENTS AND CONTINGENCIES

Multiemployer Pension Plan

On December 22, 2013, Tops Markets acquired all of the membership interests of Erie Logistics, LLC (“Erie Logistics”) and certain other assets from C&S. Erie Logistics operates the Company’s warehouse distribution facilities located in Lancaster and Cheektowaga, New York and employs the warehouse and driver personnel at such facilities, all of whom are represented by Teamsters Local 264. Under its supply agreement with Tops Markets, C&S, through Erie Logistics, had operated such facilities since 2002.

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition. This suspension was retroactive to the effective date of the acquisition of Erie Logistics from C&S. During this “suspension” the Company continued to make contributions to the Fund as required by the collective bargaining agreements with Teamsters Local 264. The Fund rejected and returned these contributions. During the 12-week and 28-week periods ended July 12, 2014, these rejected contributions totaled $1.1 million and $2.3 million, respectively. On May 27, 2014, the Fund provided Erie Logistics and C&S with notice of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates the Employee Retirement Income Security Act (“ERISA”), the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund. The Company intends to vigorously contest this determination initially through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable. If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability. Under the terms of the purchase agreement for the acquisition, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics for which C&S is jointly liable. During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014. The monthly conditional payments of withdrawal liability are in addition to pension contributions the Company is required to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements with the Company by reason of the Company’s failing to participate in the Fund.

Purchase Commitments

Effective December 22, 2013, the Company modified its existing supply agreement with C&S Wholesale Grocers, Inc. (“C&S”) whereby Tops Markets resumed warehousing and transportation functions while C&S continued to provide procurement and purchasing services in support of the majority of the Company’s supply chain. This modified supply agreement, which expires on September 24, 2016, sets out the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale in the Company’s supermarkets. In consideration for the services it provides under the agreement, C&S is paid a fee based on all merchandise procured and also has incentive income opportunities.

On September 24, 2012, the Company entered into a supplemental supply agreement with C&S to provide similar services in support of the 21 supermarkets acquired from Grand Union Markets, LLC in October 2013. This agreement expires on September 23, 2022.

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

Environmental Liabilities

The Company is contingently liable for potential environmental issues of some of its properties. As the Company is unaware of environmental issues that are expected to materially impact the Company’s condensed consolidated financial statements as a whole, no amounts were accrued as of July 12, 2014 or December 28, 2013.

Collective Bargaining Agreements

The Company employs approximately 15,100 associates. Approximately 83% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or two other UFCW unions. Approximately 4% are members of Teamsters Local 264, working within our warehouse and distribution facilities. All other associates are non-union. The Company is a party to five collective bargaining agreements with Local One expiring between October 2015 and July 2017. The Company has a non-Local One UFCW collective bargaining agreement expiring in February 2015, and another non-Local One UFCW collective bargaining agreement that expires in April 2016. The Company is also a party to three collective bargaining agreements with Teamsters Local 264 expiring in August 2019.

Legal Proceedings

The Company is unaware of legal proceedings that are expected to materially impact the Company’s condensed consolidated financial statements as a whole. No amounts related to legal proceedings were accrued as of July 12, 2014 or December 28, 2013.

10. GUARANTOR FINANCIAL STATEMENTS

The obligations of Holding I, Tops Markets and Tops Markets II Corporation under the Holding I Notes are jointly and severally, fully and unconditionally guaranteed by Holding II, the parent of Holding I, Tops Gift Card Company, LLC and Tops PT, LLC (the “Guarantor Subsidiaries”), all of which are 100% owned subsidiaries of Tops Markets. Holding II was established in May 2013, Tops Gift Card Company, LLC was established in October 2008 and Tops PT, LLC was established in January 2010. Tops Markets and Tops Markets II Corporation are joint issuers of the Holding I notes and are 100% owned by Holding I. Separate financial statements of Holding II, Holding I, Tops Markets, Tops Markets II Corporation and of the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional and Holding II and the Guarantor Subsidiaries are jointly and severally liable thereon.

The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets as of July 12, 2014 and December 28, 2013 for Holding II, Holding I, Tops Markets, the Guarantor Subsidiaries, and for the Company, statements of comprehensive loss for the 12-week and 28-week periods ended July 12, 2014 and July 13, 2013, and statements of cash flows for the 28-week periods ended July 12, 2014 and July 13, 2013. Supplemental financial information has not been presented for Tops Markets II Corporation as it is a finance subsidiary.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

JULY 12, 2014

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$30,637	$849	$—	$31,486
Accounts receivable, net	—	—	49,841	12,328	—	62,169
Intercompany receivables	—	—	86,007	4,102	(90,109)	—
Inventory, net	—	—	107,837	36,357	—	144,194
Prepaid expenses and other current assets	—	—	11,142	2,823	—	13,965
Income taxes refundable	—	—	58	—	—	58
Current deferred tax assets	—	—	6,129	—	—	6,129

Total current assets	—	—	291,651	56,459	(90,109)	258,001
Property and equipment, net	—	—	324,234	64,209	—	388,443
Goodwill	—	—	20,710	196,696	—	217,406
Intangible assets, net	—	—	136,671	50,142	—	186,813
Other assets	5,681	—	11,233	3,041	(3,041)	16,914
Investment in subsidiaries	149,271	154,971	208,551	—	(512,793)	—

Total assets	$154,952	$154,971	$993,050	$370,547	$(605,943)	$1,067,577

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$76,991	$21,369	$—	$98,360
Intercompany payables	—	5,700	4,102	80,307	(90,109)	—
Accrued expenses and other current liabilities	1,021	—	60,512	16,066	—	77,599
Current portion of capital lease obligations	—	—	8,303	208	—	8,511
Current portion of long-term debt	—	—	1,907	31	—	1,938

Total current liabilities	1,021	5,700	151,815	117,981	(90,109)	186,408
Capital lease obligations	—	—	117,313	11,612	—	128,925
Long-term debt	148,781	—	516,715	557	(3,041)	663,012
Other long-term liabilities	—	—	27,743	5,628	—	33,371
Non-current deferred tax liabilities	—	—	24,493	26,218	—	50,711

Total liabilities	149,802	5,700	838,079	161,996	(93,150)	1,062,427

Total shareholders’ equity	5,150	149,271	154,971	208,551	(512,793)	5,150

Total liabilities and shareholders’ equity	$154,952	$154,971	$993,050	$370,547	$(605,943)	$1,067,577

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 28, 2013

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$29,051	$862	$—	$29,913
Accounts receivable, net	—	—	52,453	12,068	—	64,521
Intercompany receivables	—	—	78,963	6,093	(85,056)	—
Inventory, net	—	—	106,487	35,809	—	142,296
Prepaid expenses and other current assets	—	—	7,817	2,938	—	10,755
Income taxes refundable	—	—	110	—	—	110
Current deferred tax assets	—	—	6,129	—	—	6,129

Total current assets	—	—	281,010	57,770	(85,056)	253,724
Property and equipment, net	—	—	318,598	68,265	—	386,863
Goodwill	—	—	51,207	166,199	—	217,406
Intangible assets, net	—	—	142,955	50,384	—	193,339
Other assets	6,309	—	12,677	3,041	(3,041)	18,986
Investment in subsidiaries	161,919	167,619	201,460	—	(530,998)	—

Total assets	$168,228	$167,619	$1,007,907	$345,659	$(619,095)	$1,070,318

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$62,972	$16,728	$—	$79,700
Intercompany payables	—	5,700	6,093	73,263	(85,056)	—
Accrued expenses and other current liabilities	510	—	73,363	24,358	—	98,231
Current portion of capital lease obligations	—	—	7,918	396	—	8,314
Current portion of long-term debt	—	—	2,278	31	—	2,309

Total current liabilities	510	5,700	152,624	114,776	(85,056)	188,554
Capital lease obligations	—	—	111,745	2,541	—	114,286
Long-term debt	148,647	—	518,007	573	(3,041)	664,186
Other long-term liabilities	—	—	26,730	4,740	—	31,470
Non-current deferred tax liabilities	—	—	31,182	21,569	—	52,751

Total liabilities	149,157	5,700	840,288	144,199	(88,097)	1,051,247

Total shareholders’ equity	19,071	161,919	167,619	201,460	(530,998)	19,071

Total liabilities and shareholders’ equity	$168,228	$167,619	$1,007,907	$345,659	$(619,095)	$1,070,318

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE 12-WEEK PERIOD ENDED JULY 12, 2014

(Successor)

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$458,656	$137,765	$(221)	$596,200
Cost of goods sold	—	—	(326,036)	(91,945)	—	(417,981)
Distribution costs	—	—	(8,594)	(2,470)	—	(11,064)

Gross profit	—	—	124,026	43,350	(221)	167,155
Operating expenses:
Wages, salaries and benefits	—	—	(59,916)	(20,326)	—	(80,242)
Selling and general expenses	—	—	(20,529)	(7,707)	221	(28,015)
Administrative expenses	—	—	(11,576)	(3,327)	—	(14,903)
Rent expense, net	—	—	(3,907)	(2,148)	—	(6,055)
Depreciation and amortization	—	—	(12,799)	(670)	—	(13,469)
Advertising	—	—	(4,129)	(1,294)	—	(5,423)

Total operating expenses	—	—	(112,856)	(35,472)	221	(148,107)
Operating income	—	—	11,170	7,878	—	19,048
Interest expense, net	(3,394)	—	(15,632)	(295)	—	(19,321)
Equity income from subsidiaries	2,689	2,689	4,580	—	(9,958)	—

(Loss) income before income taxes	(705)	2,689	118	7,583	(9,958)	(273)
Income tax benefit (expense)	—	—	2,571	(3,003)	—	(432)

Net (loss) income	(705)	2,689	2,689	4,580	(9,958)	(705)
Other comprehensive income	448	448	448	—	(896)	448

Comprehensive (loss) income	$(257)	$3,137	$3,137	$4,580	$(10,854)	$(257)

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE 12-WEEK PERIOD ENDED JULY 13, 2013

(Predecessor)

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$461,842	$139,651	$(218)	$601,275
Cost of goods sold	—	—	(326,112)	(92,822)	—	(418,934)
Distribution costs	—	—	(8,661)	(3,102)	—	(11,763)

Gross profit	—	—	127,069	43,727	(218)	170,578
Operating expenses:
Wages, salaries and benefits	—	—	(60,340)	(20,447)	—	(80,787)
Selling and general expenses	—	—	(20,338)	(6,754)	218	(26,874)
Administrative expenses	(10,635)	(219)	(12,209)	(4,009)	—	(27,072)
Rent expense, net	—	—	(3,181)	(2,130)	—	(5,311)
Depreciation and amortization	—	—	(10,278)	(2,770)	—	(13,048)
Advertising	—	—	(4,341)	(1,341)	—	(5,682)

Total operating expenses	(10,635)	(219)	(110,687)	(37,451)	218	(158,774)
Operating (loss) income	(10,635)	(219)	16,382	6,276	—	11,804
Interest expense, net	(2,401)	—	(14,308)	(33)	—	(16,742)
Equity income from subsidiaries	7,720	7,939	3,770	—	(19,429)	—

(Loss) income before income taxes	(5,316)	7,720	5,844	6,243	(19,429)	(4,938)
Income tax benefit (expense)	—	—	2,095	(2,473)	—	(378)

Net (loss) income	(5,316)	7,720	7,939	3,770	(19,429)	(5,316)
Other comprehensive income	—	—	—	—	—	—

Comprehensive (loss) income	$(5,316)	$7,720	$7,939	$3,770	$(19,429)	$(5,316)

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE 28-WEEK PERIOD ENDED JULY 12, 2014

(Successor)

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,043,990	$309,346	$(597)	$1,352,739
Cost of goods sold	—	—	(738,628)	(205,988)	—	(944,616)
Distribution costs	—	—	(20,723)	(6,108)	—	(26,831)

Gross profit	—	—	284,639	97,250	(597)	381,292
Operating expenses:
Wages, salaries and benefits	—	—	(139,822)	(47,378)	—	(187,200)
Selling and general expenses	—	—	(51,979)	(18,085)	597	(69,467)
Administrative expenses	—	—	(26,766)	(8,210)	—	(34,976)
Rent expense, net	—	—	(9,275)	(4,998)	—	(14,273)
Depreciation and amortization	—	—	(27,216)	(3,739)	—	(30,955)
Advertising	—	—	(9,014)	(2,748)	—	(11,762)

Total operating expenses	—	—	(264,072)	(85,158)	597	(348,633)
Operating income	—	—	20,567	12,092	—	32,659
Interest expense, net	(7,835)	—	(36,211)	(352)	—	(44,398)
Equity (loss) income from subsidiaries	(1,883)	(1,883)	7,091	—	(3,325)	—

(Loss) income before income taxes	(9,718)	(1,883)	(8,553)	11,740	(3,325)	(11,739)
Income tax benefit (expense)	—	—	6,670	(4,649)	—	2,021

Net (loss) income	(9,718)	(1,883)	(1,883)	7,091	(3,325)	(9,718)
Other comprehensive income	448	448	448	—	(896)	448

Comprehensive (loss) income	$(9,270)	$(1,435)	$(1,435)	$7,091	$(4,221)	$(9,270)

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE 28-WEEK PERIOD ENDED JULY 13, 2013

(Predecessor)

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,029,643	$308,022	$(581)	$1,337,084
Cost of goods sold	—	—	(727,494)	(204,591)	—	(932,085)
Distribution costs	—	—	(19,464)	(6,816)	—	(26,280)

Gross profit	—	—	282,685	96,615	(581)	378,719
Operating expenses:
Wages, salaries and benefits	—	—	(137,703)	(47,129)	—	(184,832)
Selling and general expenses	—	—	(48,018)	(15,745)	581	(63,182)
Administrative expenses	(10,893)	(512)	(28,392)	(9,529)	—	(49,326)
Rent expense, net	—	—	(7,976)	(4,900)	—	(12,876)
Depreciation and amortization	—	—	(23,435)	(6,617)	—	(30,052)
Advertising	—	—	(8,790)	(2,659)	—	(11,449)

Total operating expenses	(10,893)	(512)	(254,314)	(86,579)	581	(351,717)
Operating (loss) income	(10,893)	(512)	28,371	10,036	—	27,002
Interest expense, net	(2,401)	—	(33,231)	(82)	—	(35,714)
Equity income from subsidiaries	3,777	4,289	6,012	—	(14,078)	—

(Loss) income before income taxes	(9,517)	3,777	1,152	9,954	(14,078)	(8,712)
Income tax benefit (expense)	—	—	3,137	(3,942)	—	(805)

Net (loss) income	(9,517)	3,777	4,289	6,012	(14,078)	(9,517)
Other comprehensive income	—	—	—	—	—	—

Comprehensive (loss) income	$(9,517)	$3,777	$4,289	$6,012	$(14,078)	$(9,517)

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 28-WEEK PERIOD ENDED JULY 12, 2014

(Successor)

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6,563)	$—	$50,235	$(16,482)	$—	$27,190
Cash flows (used in) provided by investing activities:
Cash paid for property and equipment	—	—	(19,728)	(1,434)	—	(21,162)
Change in intercompany receivables position	—	—	—	9,035	(9,035)	—

Net cash (used in) provided by investing activities	—	—	(19,728)	7,601	(9,035)	(21,162)

Cash flows provided by (used in) financing activities:
Dividends	(4,712)	(11,275)	(11,275)	—	22,550	(4,712)
Capital contributions	11,275	11,275	—	—	(22,550)	—
Borrowings on 2017 ABL Facility	—	—	267,900	—	—	267,900
Repayments on 2017 ABL Facility	—	—	(272,700)	—	—	(272,700)
Principal payments on capital leases	—	—	(4,466)	(251)	—	(4,717)
Proceeds from sale leaseback financing transactions	—	—	3,616	9,134	—	12,750
Repayments of long-term debt borrowings	—	—	(2,816)	(15)	—	(2,831)
Deferred financing costs paid	—	—	(637)	—	—	(637)
Change in bank overdraft position	—	—	492	—	—	492
Change in intercompany payables position	—	—	(9,035)	—	9,035	—

Net cash provided by (used in) financing activities	(6,563)	—	(28,921)	8,868	9,035	(4,455)

Net increase (decrease) in cash and cash equivalents	—	—	1,586	(13)	—	1,573
Cash and cash equivalents – beginning of period	—	—	29,051	862	—	29,913

Cash and cash equivalents – end of period	$—	$—	$30,637	$849	$—	$31,486

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 28-WEEK PERIOD ENDED JULY 13, 2013

(Predecessor)

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(512)	$19,478	$12,761	$—	$31,727
Cash flows used in investing activities:
Cash paid for property and equipment	—	—	(26,247)	(1,342)	—	(27,589)
Acquisition of independent supermarkets	—	—	(5,995)	—	—	(5,995)
Change in intercompany receivables position	—	—	(512)	(11,145)	11,657	—

Net cash used in investing activities	—	—	(32,754)	(12,487)	11,657	(33,584)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt borrowings	148,500	—	—	—	—	148,500
Dividend to shareholders	(141,920)	—	—	—	—	(141,920)
Deferred financing costs paid	—	—	(7,977)	—	—	(7,977)
Stock option exercises	227	—	—	—	—	227
Change in intercompany payables position	—	512	11,145	—	(11,657)	—
Borrowings on 2017 ABL Facility	—	—	138,500	—	—	138,500
Repayments on 2017 ABL Facility	—	—	(131,700)	—	—	(131,700)
Principal payments on capital leases	—	—	(7,804)	(210)	—	(8,014)
Change in bank overdraft position	—	—	426	—	—	426
Repayments of long-term debt borrowings	—	—	(161)	—	—	(161)

Net cash provided by (used in) financing activities	6,807	512	2,429	(210)	(11,657)	(2,119)

Net increase (decrease) in cash and cash equivalents	6,807	—	(10,847)	64	—	(3,976)
Cash and cash equivalents – beginning of period	—	—	31,586	836	—	32,422

Cash and cash equivalents – end of period	$6,807	$—	$20,739	$900	$—	$28,446

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this 10-Q.

COMPANY OVERVIEW

We are a leading supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our market area, supported by strong customer loyalty and attractive supermarket locations. As of July 12, 2014, we operated 157 full-service supermarkets under the banners of Tops and Orchard Fresh, with an additional five supermarkets operated by franchisees.

On November 14, 2013, Morgan Stanley Private Equity and other stockholders of Holding II, Tops MBO Corporation (“Tops MBO Co”) and Holding II signed a Purchase and Sale Agreement pursuant to which Tops MBO Co agreed to purchase substantially all of the common stock of Holding II (the “Management Purchase”). Tops MBO Co is owned and controlled by members of our management. The Management Purchase closed effective December 1, 2013. The Management Purchase was the result of arms’ length negotiations between the parties. Prior to the Management Purchase, members of management owned approximately 7% of the outstanding common stock of Holding II. As a result of the Management Purchase, management now beneficially owns all of the outstanding common stock of Holding II.

Forward-Looking Statements

This 10-Q contains forward-looking statements, which are generally statements about future events, plans, objectives and performance. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties include, but are not limited to the following:

•	current economic conditions and the impact of those conditions on consumer demand and spending and our pricing strategy;

•	pricing and market strategies and expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;

•	our ability to effectively increase or maintain our profit margins;

•	the success of our acquisition and remodel plans;

•	fluctuations in utility, fuel and commodity prices which could impact consumer spending and buying habits and the cost of doing business;

•	risks inherent in our fuel station operations;

•	our exposure to local economies and other adverse conditions due to our geographic concentration;

•	risks of natural disasters and severe weather conditions;

•	supply problems with our suppliers and vendors;

•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;

•	increased operating costs resulting from increase in minimum wage, rising employee benefit costs or pension funding obligations, including potential and asserted withdrawal liability under multiemployer pension plans;

•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;

•	the adequacy of our insurance coverage including against claims of our customers in connection with our pharmacy services;

•	estimates of the amount and timing of payments under our self-insurance policies;

•	risks of liability under environmental laws and regulations;

•	our ability to maintain and improve our information technology systems;

•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;

•	threats or potential threats to security;

•	our ability to retain key personnel;

•	risks of data security breaches or losses of confidential customer information;

•	risks relating to our substantial indebtedness;

•	claims or legal proceedings against us; and

•	other factors discussed under “Risk Factors” in our Special Report on Form 10-K for the year ended December 28, 2013 and elsewhere in this 10-Q.

We caution that investors should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

BASIS OF PRESENTATION

We operate on a 52/53 week fiscal year ending on the Saturday closest to December 30. Our fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years. Our first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods.

As a result of the Management Purchase, members of management now beneficially own all of the outstanding common stock of Holding II. The acquisition was accounted for as a purchase and “push down” accounting was required to be applied, with the result that purchase accounting adjustments were reflected in the Company’s financial statements. The application of “push down” accounting resulted in a new basis of accounting in which the total cost of the purchase of Holding II was allocated to the assets acquired and liabilities assumed using estimates of fair values based on a preliminary allocation of the Tops MBO Co purchase price. Accordingly, our financial statements refer to the Company in the period prior to the acquisition as “Predecessor” and in the period subsequent to the acquisition as “Successor.”

Our condensed consolidated financial statements for the 12-week and 28-week periods ended July 12, 2014 and July 13, 2013 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

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

RESULTS OF OPERATIONS

12-Week Period Ended July 12, 2014 Compared with 12-Week Period Ended July 13, 2013

Summary

The results of operations during the 12-week period ended July 12, 2014 when compared with the 12-week period ended July 13, 2013 were impacted by a $5.1 million decrease in net sales, primarily attributable to a 2.8% decrease in same store sales. Additionally, we experienced a $10.7 million reduction in operating expenses, largely related to a decrease in administrative expenses due to $6.8 million of bonuses paid during the 12-week period ended July 13, 2013 to stock option holders following the May 2013 dividend, and incremental stock-based compensation expense of $3.5 million during the 2013 period associated with stock option modifications.

Net Sales

The following table includes the components of our net sales for the 12-week periods ended July 12, 2014 and July 13, 2013.

(Dollars in thousands)

	12-week periods ended
	July 12, 2014	July 13, 2013	$ Change	% Change
	(Successor)	(Predecessor)
Inside sales	$537,996	$548,224	(10,228)	(1.9)%
Fuel sales	58,204	53,051	5,153	9.7%

Net sales	$596,200	$601,275	(5,075)	(0.8)%

Inside sales, which are net sales excluding fuel sales, decreased due to a 2.8% decrease in same store sales. Same store sales is the change in period-over-period inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods. The decrease in same store sales was partially attributable to the timing of the Easter holiday. The week following Easter, historically a poor sales week, occurred during the 2014 period versus the week prior to the 2013 period. This had an estimated 100 basis points impact on same store sales. The remaining same store sales decrease largely occurred in the first eight weeks of the 2014 period with improvement in the sales trend throughout the period. The decrease in same store sales was partially offset by the $4.4 million incremental contribution of four acquired supermarkets and two new supermarkets opened since May 2013.

Fuel sales increased due to a 6.2% increase in the number of gallons sold, primarily due to the addition of nine new fuel stations since May 2013. Additionally, the sales increase was impacted by a 3.3% increase in the average retail price.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 12-week periods ended July 12, 2014 and July 13, 2013.

(Dollars in thousands)

	12-week period ended July 12, 2014	% of Net Sales	12-week period ended July 13, 2013	% of Net Sales	$ Change	% Change
	(Successor)		(Predecessor)
Cost of goods sold	$(417,981)	70.1%	$(418,934)	69.7%	$953	0.2%
Distribution costs	(11,064)	1.9%	(11,763)	2.0%	699	5.9%

Gross profit	$167,155	28.0%	$170,578	28.4%	$(3,423)	(2.0)%

The decrease in cost of goods sold was due to the decrease in net sales. As a percentage of net sales, the increase was largely due to a greater proportion of lower gross margin fuel sales, as well as a $0.6 million increase in last-in first-out (LIFO) inventory valuation expense. Distribution costs remained relatively consistent during the 12-week period ended July 12, 2014 compared with the 12-week period ended July 13, 2013.

Operating Expenses

The following table includes a comparison of operating expenses for the 12-week periods ended July 12, 2014 and July 13, 2013.

(Dollars in thousands)

	12-week period ended July 12, 2014	% of Net Sales	12-week period ended July 13, 2013	% of Net Sales	$ Change	% Change
	(Successor)		(Predecessor)
Wages, salaries and benefits	$80,242	13.5%	$80,787	13.4%	$(545)	(0.7)%
Selling and general expenses	28,015	4.7%	26,874	4.5%	1,141	4.2%
Administrative expenses	14,903	2.5%	27,072	4.5%	(12,169)	(45.0)%
Rent expense	6,055	1.0%	5,311	0.9%	744	14.0%
Depreciation and amortization	13,469	2.3%	13,048	2.2%	421	3.2%
Advertising	5,423	0.9%	5,682	0.9%	(259)	(4.6)%

Total	$148,107	24.8%	$158,774	26.4%	$(10,667)	(6.7)%

Wages, Salaries and Benefits

Wages, salaries and benefits remained relatively consistent during the 12-week period ended July 12, 2014 compared with the 12-week period ended July 13, 2013.

Selling and General Expenses

Selling and general expenses remained relatively consistent during the 12-week period ended July 12, 2014 compared with the 12-week period ended July 13, 2013.

Administrative Expenses

The decrease in administrative expenses is due to $6.8 million of bonuses paid during the 12-week period ended July 13, 2013 to stock option holders following the May 2013 dividend, and incremental stock-based compensation expense of $3.5 million during the 2013 period associated with stock option modifications. Additionally, normal bonus expense decreased $1.2 million based upon performance against budget metrics.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during the 12-week period ended July 12, 2014 compared with the 12-week period ended July 13, 2013.

Depreciation and Amortization

Depreciation and amortization remained relatively consistent during the 12-week period ended July 12, 2014 compared with the 12-week period ended July 13, 2013.

Advertising

Advertising remained relatively consistent during the 12-week period ended July 12, 2014 compared with the 12-week period ended July 13, 2013.

Interest Expense, Net

The $2.6 million increase in interest expense is partially attributable to a $1.2 million increase in interest related to higher long-term debt levels, primarily the result of our May 2013 financing activities. Also, there was a $1.4 million increase in interest related to capital lease obligations due to acquisition accounting for the Management Purchase that resulted in the reset of repayment amortization schedules.

Income Tax (Expense) Benefit

The income tax expense for the 12-week period ended July 12, 2014 primarily reflects the recognition of additional valuation allowance associated with indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was (158.2)%. The effective tax rate would have been 23.2% without the impact of the valuation allowance establishment.

The income tax expense for the 12-week period ended July 13, 2013 primarily reflects the recognition of additional valuation allowance associated with indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was (7.7)%. The effective tax rate would have been 43.0% without the impact of adjustments to the valuation allowance.

Net Loss

Our net loss decreased $4.6 million during the 12-week period ended July 12, 2014 compared with the 12-week period ended July 13, 2013 for the reasons described above.

28-Week Period Ended July 12, 2014 Compared with 28-Week Period Ended July 13, 2013

Summary

The results of operations during the 28-week period ended July 12, 2014 when compared with the 28-week period ended July 13, 2013 were impacted by four acquired supermarkets and three new supermarkets opened since April 2013. Operating income was negatively impacted by an increase in utility costs of $4.4 million. Additionally, our 2013 results reflect $6.8 million of bonuses paid to stock option holders following the May 2013 dividend, and incremental stock-based compensation expense of $3.5 million associated with stock option modifications.

Net Sales

The following table includes the components of our net sales for the 28-week periods ended July 12, 2014 and July 13, 2013.

(Dollars in thousands)

	28-week periods ended
	July 12, 2014	July 13, 2013	$ Change	% Change
	(Successor)	(Predecessor)
Inside sales	$1,226,452	$1,217,415	$9,037	0.7%
Fuel sales	126,287	119,669	6,618	5.5%

Net sales	$1,352,739	$1,337,084	$15,655	1.2%

Inside sales, which are net sales excluding fuel sales, increased due to the $14.5 million incremental contribution of four acquired supermarkets and three new supermarkets opened since April 2013. The increase was partially offset by a 0.6% decrease in same store sales. Same store sales is the change in period-over-period inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.

Fuel sales increased due to a 6.3% increase in the number of gallons sold, primarily due to the addition of nine new fuel stations since May 2013. This was partially offset by a 0.7% decrease in the average retail price.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 28-week periods ended July 12, 2014 and July 13, 2013.

(Dollars in thousands)

	28-week period ended July 12, 2014	% of Net Sales	28-week period ended July 13, 2013	% of Net Sales	$ Change	% Change
	(Successor)		(Predecessor)
Cost of goods sold	$(944,616)	69.8%	$(932,085)	69.7%	$(12,531)	(1.3)%
Distribution costs	(26,831)	2.0%	(26,280)	2.0%	(551)	(2.1)%

Gross profit	$381,292	28.2%	$378,719	28.3%	$2,573	0.7%

As a percentage of net sales, cost of goods sold and distribution costs remained relatively consistent during the 28-week period ended July 12, 2014 compared with the 28-week period ended July 13, 2013.

Operating Expenses

The following table includes a comparison of operating expenses for the 28-week periods ended July 12, 2014 and July 13, 2013.

(Dollars in thousands)

	28-week period ended July 12, 2014	% of Net Sales	28-week period ended July 13, 2013	% of Net Sales	$ Change	% Change
	(Successor)		(Predecessor)
Wages, salaries and benefits	$187,200	13.8%	$184,832	13.8%	$2,368	1.3%
Selling and general expenses	69,467	5.1%	63,182	4.7%	6,285	9.9%
Administrative expenses	34,976	2.6%	49,326	3.7%	(14,350)	(29.1)%
Rent expense	14,273	1.1%	12,876	1.0%	1,397	10.8%
Depreciation and amortization	30,955	2.3%	30,052	2.2%	903	3.0%
Advertising	11,762	0.9%	11,449	0.9%	313	2.7%

Total	$348,633	25.8%	$351,717	26.3%	$(3,084)	(0.9)%

Wages, Salaries and Benefits

As a percentage of net sales, wages, salaries and benefits remained relatively consistent during the 28-week period ended July 12, 2014 compared with the 28-week period ended July 13, 2013.

Selling and General Expenses

The increase in selling and general expenses is largely the result of a $4.4 million increase in utility costs, attributable to higher electricity commodity costs, as well as greater usage given colder than normal winter temperatures. Elevated utility costs are not expected to continue as commodity costs have returned to more normalized levels.

Administrative Expenses

The decrease in administrative expenses is due to $6.8 million of bonuses paid during the 28-week period ended July 13, 2013 to stock option holders following the May 2013 dividend, and incremental stock-based compensation expense of $3.5 million during the 2013 period associated with stock option modifications. Additionally, normal bonus expense decreased $1.3 million based upon year-to-date performance against budget metrics.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during the 28-week period ended July 12, 2014 compared with the 28-week period ended July 13, 2013.

Depreciation and Amortization

Depreciation and amortization remained relatively consistent during the 28-week period ended July 12, 2014 compared with the 28-week period ended July 13, 2013.

Advertising

Advertising remained relatively consistent during the 28-week period ended July 12, 2014 compared with the 28-week period ended July 13, 2013.

Interest Expense, Net

The $8.7 million increase in interest expense is attributable to a $6.1 million increase in interest related to higher long-term debt levels, primarily the result of our May 2013 financing activities. Also, there was a $2.6 million increase in interest related to capital lease obligations due to acquisition accounting for the Management Purchase that resulted in the reset of repayment amortization schedules.

Income Tax Benefit (Expense)

The income tax benefit for the 28-week period ended July 12, 2014 primarily reflects the loss before income taxes, net of the recognition of valuation allowance associated with indefinite-lived tradename and goodwill deferred tax liabilites. The overall effective tax rate was 17.2%. The effective tax rate would have been 41.5% without the impact of the valuation allowance establishment.

The income tax expense for the 28-week period ended July 13, 2013 primarily reflects the recognition of additional valuation allowance associated with indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was (9.2)%. The effective tax rate would have been 19.5% without the impact of adjustments to the valuation allowance.

Net Loss

Our net loss increased $0.2 million during the 28-week period ended July 12, 2014 compared with the 28-week period ended July 13, 2013 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash are cash flows generated from our operations and borrowings under our 2017 ABL Facility. Our 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for future upsizing with up to $50.0 million of incremental commitments if certain conditions are met. As of July 12, 2014, the unused availability under our 2017 ABL Facility was $37.1 million, after giving effect to the borrowing base calculation, $22.3 million of letters of credit outstanding and $50.0 million borrowings outstanding. We expect that cash generated from operations and availability under our 2017 ABL Facility will permit us to fund our debt service requirements, investments in working capital, capital expenditures, acquisitions and other cash requirements for at least the next twelve months. We do not expect to make dividends of significant size in the near future; however, we may pay dividends to our stockholders from time to time. Our financial flexibility will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control. Although unforeseen, if faced with limited financial flexibility, we could readily respond through the control of variable operating expenses (for example, by adjusting employment levels) and through the scale back of planned capital expenditure and acquisition activities.

On December 1, 2013, the Management Purchase was consummated. Of the total cash consideration of $20.9 million, $4.3 million was funded through the use of available Company cash. Additionally, we incurred $15.8 million of transaction costs, of which $0.6 million had been paid as of December 28, 2013, with substantially the entire remaining amount paid during the 28-week period ended July 12, 2014. On May 15, 2013, Holding II issued the Holding II Notes. The proceeds from these notes were used to pay a $141.9 million dividend to Holding II’s former stockholders.

On December 15, 2014, semi-annual cash interest payments totaling $27.0 million are payable related to our Holding I Notes and Holding II Notes. We expect these payments will be funded through cash from operations and availability under our 2017 ABL Facility. No principal amounts are payable related to these senior notes until their respective maturities on December 15, 2017 and June 15, 2018.

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	28-week periods ended
	July 12, 2014	July 13, 2013
	(Successor)	(Predecessor)
Cash provided by (used in):
Operating activities	$27,190	$31,727
Investing activities	(21,162)	(33,584)
Financing activities	(4,455)	(2,119)

Cash provided by operating activities for the 28-week period ended July 12, 2014 decreased $4.5 compared with the 28-week period ended July 13, 2013 due to a $5.9 million decrease in earnings, adjusted for non-cash income and expenses. This decrease was partially due to a $4.4 million increase in utility costs, primarily attributable to higher commodity costs for electricity. Additionally, we experienced a $6.1 million increase in interest expense attributable to higher long-term debt levels as a result of our May 2013 financing activities. Changes in operating assets and liabilities represented a use of cash of $2.5 million during the 28-week period ended July 12, 2014, compared with $3.9 million during the 28-week period ended July 13, 2013. We paid transaction costs of $15.2 million during the 28-week period ended July 12, 2014 related to the Management Purchase. This was largely offset by the timing of vendor payments and the resulting changes in accounts payable during the respective periods. Our cash provided by operating activities for the 28-week period ended July 12, 2014 of $27.2 million was less than our cash-based interest expense during the same period of $42.0 million due to the factors previously described.

Cash used in investing activities during the 28-week period ended July 12, 2013 decreased $12.4 million compared with the 28-week period ended July 12, 2013 due to cash consideration of $6.0 million paid in connection with the acquisition of four independent supermarkets during May 2013 and decreased capital expenditure investments. We expect to invest $35 million to $40 million in capital expenditures during Fiscal 2014, excluding potential acquisitions.

Cash used in financing activities increased $2.3 million during the 28-week period ended July 12, 2014 compared with the 28-week period ended July 13, 2013. The increase reflects an $11.6 million change in revolving credit facility activity from net borrowings of $6.8 million during the 2013 period to net repayments of $4.8 million during the 2014 period. The 2014 period also includes $4.7 million of dividends to Tops MBO Co. Largely offsetting these impacts were $12.8 million of proceeds from the sale of three supermarket locations during March 2014 as part of a sale-leaseback financing transaction.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One. The Local One plan generally provides retirement benefits to participants based on their service to contributing employers. We are contingently liable for withdrawal liability in the event that we withdraw from the Local One plan. The actuary for the Local One plan has estimated that, as of December 31, 2012, our withdrawal liability would have been approximately $334.4 million in the event of our complete withdrawal from the Local One plan during the 2013 plan year. We have not yet received an estimate for a withdrawal occurring in 2014. In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements. We do not intend to withdraw from the Local One plan. During the 28-week periods ended July 12, 2014 and July 13, 2013, we made contributions of $5.7 million and $5.4 million, respectively, to this plan. We are required to increase our annual contributions to the Local One plan pursuant to our current collective bargaining agreements and the Local One plan’s current rehabilitation plan.

As a result of our acquisition of Erie Logistics from C&S in December 2013, we became obligated to contribute to the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”). During the 28-week period ended July 12, 2014, we tendered contributions of $2.3 million to the Fund. We are required to increase our annual contributions to the Fund pursuant to the collective bargaining agreements with Teamsters Local 264 and the Fund’s current rehabilitation plan. As discussed in Note 9 to the condensed consolidated financial statements in Item 1 of this 10-Q, the Fund rejected and returned these payments.

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

On May 27, 2014, the Fund provided notice to Erie Logistics and C&S of its determination that Erie Logistics’ incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments of $641,514 for 240 months. If it were ultimately determined that Erie Logistics incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability. Although we will vigorously contest the withdrawal determination, during the pendency of the proceeding to contest such determination, ERISA requires that conditional monthly payments of withdrawal liability be made that began July 28, 2014. These monthly conditional payments of withdrawal liability are in addition to pension contributions the Company may make in replacement of the contributions formerly made to the Fund for the benefit of the Erie Logistics’ associates.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of July 12, 2014, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges.

The table below provides information about our outstanding debt as of July 12, 2014. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital lease obligations. Interest rates reflect the weighted average rates for the outstanding instruments. The Fair Value column includes the fair value of our debt instruments as of July 12, 2014. Refer to Note 1 of our condensed consolidated financial statements in Item 1 of this 10-Q for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Expected Fiscal Year of Maturity
	Remainder of 2014	2015	2016	2017	2018	Thereafter	Fair Value
Debt
Fixed rate	$852	$1,977	$2,069	$460,799	$150,036	$436	$663,563
Average interest rate	4.5%	4.6%	4.6%	8.9%	8.7%	4.0%
Variable rate	$—	$—	$—	$50,000	$—	$—	$50,000
Average interest rate	N/A	N/A	N/A	2.0%	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of July 12, 2014, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of July 12, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the 28-week period ended July 12, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes from risk factors for the Company disclosed in the Company’s Special Report on Form 10-K for the fiscal year ended December 28, 2013 except as follows:

A determination that there has been a withdrawal from the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”), or that the Company has violated the collective bargaining agreements with Teamsters Local 264 by failing to participate in the Fund could result in significant financial exposure to us.

On December 22, 2013, Tops Markets acquired all of the membership interests of Erie Logistics and certain other assets from C&S. Erie Logistics operates the Company’s warehouse distribution facilities located in Lancaster and Cheektowaga, New York and employs the warehouse and driver personnel at such facilities, all of whom are represented by Teamsters Local 264. Under its supply agreement with Tops Markets, C&S, through Erie Logistics, had operated the facilities since 2002.

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition. This suspension was retroactive to the effective date of the acquisition of Erie Logistics from C&S. During this “suspension” the Company continued to make contributions to the Fund as required by the collective bargaining agreements with Teamsters Local 264. The Fund rejected and returned these contributions. During the 28-week period ended July 12, 2014, these rejected contributions totaled $2.3 million. On May 27, 2014, the Fund provided Erie Logistics and C&S of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund. The Company intends to vigorously contest this determination initially through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable. If it were ultimately determined that Erie Logistics has incurred a withdrawal liability withdrawal to the Fund, the Company would bear financial responsibility for the liability. Under the terms of the purchase agreement for the acquisition, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics for which C&S is jointly liable. During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014. The monthly conditional payments of withdrawal liability are in addition to pension contributions the Company is required to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements with the Company by reason of the Company’s failing to participate in the Fund. An adverse disposition of this grievance could have a significant impact on the Company.

ITEM 5. OTHER INFORMATION

On August 20, 2014, Tops Markets LLC entered into “at-will” employment agreements with Frank Curci, President and CEO, William Mills, Senior Vice President and CFO, Kevin Darrington, Chief Operating Officer, John Persons, Senior Vice President of Operations, Jack Barrett, Senior Vice President of Human Resources and Lynne Burgess, Senior Vice President and General Counsel. Under the employment agreements, each executive is entitled to annual salary in an amount set by the Board of Directors, an annual target bonus in an amount determined as a percentage of annual salary, four weeks paid vacation and use of an automobile, and to participate in all Company provided incentive and employee benefit plans and programs applicable to senior executives. In the event of a termination of employment without cause (other than as a result of death or disability), each executive is entitled to a severance benefit consisting, in part, of a lump sum payment equal to two times annual base salary and target bonus for the year in which termination occurs, payable in a lump sum, and payment of the employee portion of 18 months continuing coverage under COBRA. This brief description of the employment agreements is subject to the full text of each agreement, all of which are attached to this report as exhibits 10.14 through 10.19.

ITEM 6. EXHIBITS

Exhibit No.
10.13	Second Amendment to Amended and Restated Credit Agreement dated as of August 19, 2014 by and among Tops Markets LLC, the other borrowers and guarantors parties thereto, Bank of America, N.A. and the lenders party thereto.

10.14	Executive Employment Agreement, dated as of August 20, 2014, between Frank Curci and Tops Markets, LLC.

10.15	Executive Employment Agreement, dated as of August 20, 2014, Kevin Darrington and Tops Markets, LLC.

10.16	Executive Employment Agreement, dated as of August 20, 2014, between John Persons and Tops Markets, LLC.

10.17	Executive Employment Agreement, dated as of August 20, 2014, between Jack Barrett and Tops Markets, LLC.

10.18	Executive Employment Agreement, dated as of August 20, 2014, between Lynne Burgess and Tops Markets, LLC.

10.19	Executive Employment Agreement, dated as of August 20, 2014, between William R. Mills and Tops Markets, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the quarterly report on Form 10-Q of Tops Holding II Corporation for the quarter ended July 12, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPS HOLDING II CORPORATION

By:	/s/ William R. Mills
William R. Mills
Senior Vice President, Chief Financial Officer and Director
August 25, 2014