Form 10-Q
period 2014-10-04
TOPS HOLDING II CORP
filed 2014-11-17
CIK 1584701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 333-191029

TOPS HOLDING II CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-2733709 (I.R.S. Employer Identification No.)

6363 Main Street, Williamsville, New York 14221 (Address of principal executive offices, including zip code)	(716) 635-5000 (Telephone Number)

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

As of November 17, 2014, 126,560 shares of common stock of the registrant were outstanding.

TOPS HOLDING II CORPORATION

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of October 4, 2014 and December 28, 2013	1

	Condensed Consolidated Statements of Comprehensive Loss for the 12-week and 40-week periods ended October 4, 2014 (Successor) and October 5, 2013 (Predecessor)	2

	Condensed Consolidated Statements of Cash Flows for the 40-week periods ended October 4, 2014 (Successor) and October 5, 2013 (Predecessor)	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4.	CONTROLS AND PROCEDURES	32

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	32

ITEM 1A.	RISK FACTORS	33

ITEM 5.	OTHER INFORMATION	33

ITEM 6.	EXHIBITS	34

SIGNATURE		35

i

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	October 4, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$29,029	$29,913
Accounts receivable, net	61,860	64,521
Inventory, net	153,062	142,296
Prepaid expenses and other current assets	16,362	10,755
Income taxes refundable	69	110
Current deferred tax assets	6,129	6,129

Total current assets	266,511	253,724

Property and equipment, net	386,475	388,476
Goodwill (Note 3)	214,290	214,290
Intangible assets, net (Note 3)	185,174	194,809
Other assets	15,984	18,986

Total assets	$1,068,434	$1,070,285

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$87,181	$79,700
Accrued expenses and other current liabilities (Note 4)	90,961	98,231
Current portion of capital lease obligations (Note 5)	8,362	8,314
Current portion of long-term debt (Note 6)	1,960	2,309

Total current liabilities	188,464	188,554

Capital lease obligations (Note 5)	138,442	112,236
Long-term debt (Note 6)	659,173	664,186
Other long-term liabilities	34,606	31,470
Non-current deferred tax liabilities	50,602	54,784

Total liabilities	1,071,287	1,051,230

Commitments and contingencies (Note 9)

Common shares ($0.001 par value; 300,000 authorized shares, 126,560 shares issued and outstanding as of October 4, 2014 and December 28, 2013)	—	—
Paid-in capital	8,402	20,860
Accumulated deficit	(11,739)	(1,854)
Accumulated other comprehensive income, net of tax	484	49

Total shareholders’ (deficit) equity	(2,853)	19,055

Total liabilities and shareholders’ (deficit) equity	$1,068,434	$1,070,285

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	12-week periods ended		40-week periods ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net sales	$580,741	$572,454	$1,933,480	$1,909,538
Cost of goods sold	(404,739)	(396,909)	(1,349,355)	(1,328,994)
Distribution costs	(10,969)	(12,144)	(37,801)	(38,424)

Gross profit	165,033	163,401	546,324	542,120

Operating expenses:
Wages, salaries and benefits	(80,305)	(78,513)	(267,505)	(263,345)
Selling and general expenses	(27,471)	(26,979)	(96,938)	(90,161)
Administrative expenses (inclusive of share-based compensation expense of $52, $0, $113 and $3,826)	(16,302)	(16,309)	(51,285)	(65,635)
Rent expense, net	(6,233)	(5,843)	(20,506)	(18,719)
Depreciation and amortization	(13,906)	(12,823)	(45,051)	(42,875)
Advertising	(4,280)	(3,831)	(16,042)	(15,280)
Impairment	—	(1,620)	—	(1,620)

Total operating expenses	(148,497)	(145,918)	(497,327)	(497,635)

Operating income	16,536	17,483	48,997	44,485

Interest expense, net	(18,625)	(17,245)	(63,023)	(52,959)

(Loss) income before income taxes	(2,089)	238	(14,026)	(8,474)

Income tax benefit (expense)	1,168	(378)	4,141	(1,183)

Net loss	(921)	(140)	(9,885)	(9,657)

Other comprehensive (loss) income	(13)	—	435	—

Comprehensive loss	$(934)	$(140)	$(9,450)	$(9,657)

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	40-week periods ended
	October 4, 2014	October 5, 2013
	(Successor)	(Predecessor)
Cash flows provided by operating activities:
Net loss	$(9,885)	$(9,657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,861	54,544
Deferred income taxes	(4,182)	1,182
Amortization of deferred financing costs	3,031	2,156
LIFO inventory valuation adjustments	2,848	41
Step rent adjustments	1,754	383
Share-based compensation expense	113	3,826
Impairment of long-lived assets	—	1,620
Other	692	281
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	2,661	(13,231)
Increase in inventory, net	(13,614)	(8,519)
Increase in prepaid expenses and other current assets	(4,701)	(4,702)
Decrease (increase) in income taxes refundable	41	(15)
Increase in accounts payable	7,383	1,095
(Decrease) increase in accrued expenses and other current liabilities	(5,097)	13,037
Increase in other long-term liabilities	1,761	1,148

Net cash provided by operating activities	35,666	43,189

Cash flows used in investing activities:
Cash paid for property and equipment	(30,422)	(40,312)
Acquisition of supermarkets	—	(5,995)

Net cash used in investing activities	(30,422)	(46,307)

Cash flows (used in) provided by financing activities:
Borrowings on 2017 ABL Facility	315,600	241,300
Repayments on 2017 ABL Facility	(323,800)	(228,000)
Proceeds from sale leaseback financing transactions	25,436	—
Dividends to Tops MBO Corporation	(12,571)	—
Principal payments on capital leases	(6,947)	(11,275)
Repayments of long-term debt borrowings	(3,307)	(227)
Deferred financing costs paid	(637)	(8,154)
Change in bank overdraft position	98	47
Proceeds from long-term debt borrowings	—	148,500
Dividend to former shareholders	—	(141,920)
Proceeds from stock option exercises	—	227

Net cash (used in) provided by financing activities	(6,128)	498

Net decrease in cash and cash equivalents	(884)	(2,620)
Cash and cash equivalents – beginning of period	29,913	32,422

Cash and cash equivalents – end of period	$29,029	$29,802

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding II Corporation (“Holding II” or “Company”), the parent of Tops Holding LLC (“Holding I”), formerly Tops Holding Corporation, was incorporated on May 7, 2013. Holding I is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania and Vermont. As of October 4, 2014, the Company operated 158 supermarkets under the banners of Tops and Orchard Fresh, with an additional five supermarkets operated by franchisees. Holding II has no business operations other than the ownership of Holding I and as the issuer of the Holding II Notes (see Note 6).

On November 14, 2013, each of the sellers named therein (including Morgan Stanley Global Private Equity (“MSPE”)) (the “Sellers”), Tops MBO Corporation (“Tops MBO Co”) and Holding II signed a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which Tops MBO Co agreed to purchase substantially all of the outstanding common stock of Holding II (together with the transactions contemplated by the Purchase and Sale Agreement, the “Management Purchase”). Tops MBO Co is owned and controlled by current and former members of management. The Management Purchase closed effective December 1, 2013. The consummation of the Management Purchase was the result of arms’ length negotiations. Prior to the Management Purchase, members of management owned approximately 7% of the outstanding common stock in Holding II, with MSPE and other private funds and individuals owning the remaining common stock. As a result of the Management Purchase, through their ownership of Tops MBO Co and through direct ownership of six shares of Holding II, current and former members of management now beneficially own all of the outstanding common stock of Holding II.

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

Holding II is the reporting entity for the Holding I Notes and Holding II Notes (see Note 6). Tops MBO Co is neither a co-issuer nor guarantor of these notes. Accordingly, the condensed consolidated financial statements have been prepared for Holding II and exclude the assets and results of operations of Tops MBO Co. Tops MBO Co’s assets consist solely of its investment in Holding II. Tops MBO Co has no operations other than as the equity owner of Holding II.

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

The Company’s condensed consolidated financial statements for the 12-week and 40-week periods ended October 4, 2014 and October 5, 2013 are unaudited, and in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. As of October 4, 2014, 76 corporate supermarkets offered pharmacy services and 51 corporate fuel centers were in operation. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only operating segment and reportable segment. The Company’s retail operations as a whole reflect the level at which the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally.

The following table presents sales revenue by type of similar product (dollars in thousands):

	12-week periods ended				40-week periods ended
	October 4, 2014		October 5, 2013		October 4, 2014		October 5, 2013
	(Successor)		(Predecessor)		(Successor)		(Predecessor)
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Non-perishables(1)	$322,403	55.5%	$323,196	56.5%	$1,067,793	55.2%	$1,076,389	56.4%
Perishables(2)	159,968	27.5%	155,914	27.2%	540,835	28.0%	525,988	27.5%
Fuel	54,559	9.4%	52,200	9.1%	180,846	9.3%	171,870	9.0%
Pharmacy	38,707	6.7%	36,982	6.5%	126,986	6.6%	121,394	6.4%
Other(3)	5,104	0.9%	4,162	0.7%	17,020	0.9%	13,897	0.7%

	$580,741	100.0%	$572,454	100.0%	$1,933,480	100.0%	$1,909,538	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. At October 4, 2014 and December 28, 2013, the carrying value and the estimated fair value of the Company’s debt instruments were as follows (dollars in thousands):

	October 4, 2014	December 28, 2013
Carrying value of long-term debt:
Current portion of long-term debt	$1,960	$2,309
Long-term debt	659,173	664,186

Total carrying value of long-term debt	661,133	666,495
Fair value of long-term debt	688,881	719,861

Excess of fair value over carrying value	$27,748	$53,366

The fair value of the Holding I Notes and Holding II Notes (see Note 6), which are included in long-term debt, was based on quoted market prices, a Level 2 source. The fair value of the Company’s other long-term debt was based on the net present value of future cash flows using estimated applicable market interest rates for the Company at October 4, 2014 and December 28, 2013, a Level 3 measurement technique.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. Goodwill and the Tops tradename are reviewed annually for impairment on December 1, or more frequently if impairment indicators arise.

2. BUSINESS ACQUISITION

On December 1, 2013, the Management Purchase was consummated. As a result of the Management Purchase, primarily through their ownership of Tops MBO Co, current and former members of management now beneficially own all of the outstanding common stock of Holding II. Accordingly, the Company was required to apply “push down” accounting, with the results of the Management Purchase reflected in Holding II’s condensed consolidated financial statements. The application of “push down” accounting has resulted in a new basis of accounting in which the total purchase price paid by Tops MBO Co has been allocated to the assets acquired and liabilities assumed using preliminary estimates of their fair values under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). In addition to the cash consideration of $20.9 million paid to the Sellers, the Company incurred $15.8 million of transaction costs during late Fiscal 2013 in connection with the Management Purchase.

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

The Company conducted an analysis to determine the impact of the acquisition on its ability to utilize the NOLs. The analysis concluded that the Company incurred a change in ownership within the meaning of Section 382 of the Internal Revenue Code (“IRC Section 382”). In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as NOLs in existence as of the ownership change date. The IRC Section 382 calculation indicates that the change in ownership will not impact the Company’s ability to use certain tax attributes, including NOLs.

Goodwill resulting from the Management Purchase is not tax deductible. Acquisition accounting adjustments to the fair value of intangible assets, property and equipment and certain other assets and liabilities will also not be deductible for tax purposes. In accordance with ASC 805, preliminary incremental net deferred tax liabilities of $88.4 million related to acquisition accounting adjustments have been established as of the closing date with a corresponding adjustment to goodwill.

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

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the transaction date, and adjustments made to the estimated fair values of these assets and liabilities (dollars in thousands):

	Initial Estimate	Adjustments	Revised Estimate
Assets acquired:
Cash	$25,149	$—	$25,149
Accounts receivable	66,244	—	66,244
Inventory	149,911	—	149,911
Prepaid expenses	14,905	—	14,905
Income taxes refundable	116	—	116
Deferred tax assets	1,122	—	1,122
Property and equipment	385,811	1,610	387,421
Goodwill	217,406	(3,116)	214,290
Intangible assets	194,300	1,500	195,800
Other assets	19,456	—	19,456

Total assets acquired	1,074,420	(6)	1,074,414
Liabilities assumed:
Accounts payable	81,588	—	81,588
Accrued expenses and other current liabilities	113,544	—	113,544
Other long-term liabilities	31,196	—	31,196
Capital lease obligations	124,149	(2,050)	122,099
Long-term debt	654,177	—	654,177
Deferred tax liabilities	48,906	2,044	50,950

Total liabilities assumed	1,053,560	(6)	1,053,554

Acquisition price	$20,860	$—	$20,860

The factors contributing to the recognition of goodwill were based upon the Company’s determination that several strategic and synergistic benefits are expected to be realized from the Management Purchase. Goodwill represents the purchase price paid in excess of the fair value of the net assets acquired and liabilities assumed at December 1, 2013.

Previously reported results have been retroactively adjusted to reflect revised useful life estimates for property and equipment and intangible assets revalued in connection with the Management Purchase. These revised estimates resulted in reductions of depreciation and amortization expense of $4.5 million and $1.3 million in the 28-week period ended July 12, 2014 and the 4-week period ended December 28, 2013 (“Fiscal 2013 Successor Period”), respectively. These depreciation expense adjustments resulted in related changes of income tax benefit (expense) of $0.9 million and $(0.5) million in the 28-week period ended July 12, 2014 and the Fiscal 2013 Successor Period, respectively.

The following table summarizes the Company’s unaudited pro forma operating results for the 40-week period ended October 5, 2013, giving effect to the Management Purchase as if it occurred on December 30, 2012 (dollars in thousands):

Net sales	$1,909,538
Operating income	28,672
Net loss	(25,470)

The pro forma information above reflects the $15.8 million of transaction costs incurred by the Company during late Fiscal 2013 within the operating results of the 40-week period ended October 5, 2013. This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transaction had taken place prior to the beginning of the periods presented and should not be taken as representative of the Company’s future consolidated results of operations.

3. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during the 40-week period ended October 4, 2014 (dollars in thousands):

Balance – December 28, 2013	$214,290

Balance – October 4, 2014	$214,290

Goodwill is reviewed annually for impairment on December 1, or more frequently upon the occurrence of trigger events. Based on the Company’s assessment, no trigger events were present during the 12-week and 40-week periods ended October 4, 2014 and October 5, 2013.

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

October 4, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Tradename – indefinite	$131,000	$—	$131,000	Indefinite life
Customer relationships	29,900	(6,394)	23,506	14.0
Favorable lease rights	21,600	(2,569)	19,031	9.0
Franchise agreements	13,300	(1,663)	11,637	14.0

	$195,800	$(10,626)	$185,174	12.4

December 28, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename – indefinite	$131,000	$—	$131,000
Customer relationships	29,900	(598)	29,302
Favorable lease rights	21,600	(233)	21,367
Franchise agreements	13,300	(160)	13,140

	$195,800	$(991)	$194,809

The Tops tradename is reviewed annually for impairment on December 1, or more frequently if impairment indicators arise. Based on the Company’s assessment, no impairment indicators were present during the 12-week and 40-week periods ended October 4, 2014 and October 5, 2013.

During the 12-week periods ended October 4, 2014 and October 5, 2013, amortization expense related to intangible assets was $2.9 million and $1.9 million, respectively. During the 40-week periods ended October 4, 2014 and October 5, 2013, amortization expense related to intangible assets was $9.6 million and $6.4 million, respectively. This amortization is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Depreciation and amortization in the condensed consolidated statements of comprehensive loss during the 12-week periods ended October 4, 2014 and October 5, 2013 includes $0.1 million and $0.3 million, respectively, of contra-expense related to the amortization of unfavorable lease rights which are classified in other long-term liabilities in the condensed consolidated balance sheets. During the 40-week periods ended October 4, 2014 and October 5, 2013, depreciation and amortization in the condensed consolidated statements of comprehensive loss includes $0.3 million and $1.2 million, respectively, of contra-expense related to the amortization of unfavorable lease rights. Expected future amortization of these unfavorable lease rights is contra-expense of $0.1 million in the remaining period of Fiscal 2014, $0.4 million in Fiscal 2015, $0.4 million in Fiscal 2016, $0.4 million in Fiscal 2017, $0.4 million in Fiscal 2018 and $1.4 million thereafter.

As of October 4, 2014, expected future amortization of intangible assets is as follows (dollars in thousands):

2014 (remaining period)	$2,891
2015	10,984
2016	7,930
2017	6,740
2018	5,747
Thereafter	19,882

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	October 4, 2014	December 28, 2013
Interest payable	$16,679	$2,272
Wages, taxes and benefits	16,214	18,391
Lottery	11,282	10,519
Union medical, pension and 401(k)	9,224	4,589
Self-insurance reserves	6,075	6,033
Professional and legal fees	4,043	18,854
Money orders	4,037	1,456
Sales and use tax	3,224	6,279
Gift cards	3,101	7,312
Property and equipment expenditures	2,720	4,285
Utilities	2,295	2,714
Repairs and maintenance	2,002	2,539
Other	10,065	12,988

	$90,961	$98,231

The decrease in accrued professional and legal fees as of October 4, 2014 compared with December 28, 2013 is largely due to $15.2 million of transaction fees incurred in the Management Purchase that were accrued as of December 28, 2013 and paid during the 40-week period ended October 4, 2014.

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

As of October 4, 2014, future minimum lease rental payments applicable to non-cancelable capital lease obligations were as follows (dollars in thousands):

2014 (remaining period)	$6,946
2015	30,274
2016	28,999
2017	25,865
2018	22,655
Thereafter	114,631

Total minimum lease payments	229,370
Less amounts representing interest	(153,578)

Present value of net minimum lease payments	75,792
Less current obligations	(8,362)

Long-term cash obligations	67,430
Non-cash obligations	71,012

Total long-term capital lease obligations	$138,442

The Company has entered into build-to-suit and sale-leaseback transactions in various years involving certain properties that did not qualify for sale-leaseback accounting as the lease agreements included various forms of continuing involvement. These transactions include the sale-leaseback of nine properties for cash proceeds of $12.6 million and $25.4 million during the 12-week and 40-week periods ended October 4, 2014, respectively. These transactions have been classified as financing transactions in accordance with ASC Topic 840, “Leases,” due to the existence of forms of continuing involvement.

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

6. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	October 4, 2014	December 28, 2013
Holding I Notes	$460,000	$460,000
Holding II Notes	150,000	150,000
Discount on Holding II Notes	(1,160)	(1,353)
2017 ABL Facility	46,600	54,800
Other loans	5,693	2,604
Mortgage note payable	—	444

Total debt	661,133	666,495
Current portion	(1,960)	(2,309)

Total long-term debt	$659,173	$664,186

On May 15, 2013, Holding II issued $150.0 million of unsecured senior notes, bearing annual cash interest of 8.75% (the “Holding II Notes”). If certain conditions are met, Holding II may be entitled to pay interest on the Holding II Notes by increasing the principal of the notes or by issuing new notes as pay-in-kind interest. This interest would accrue at an annual rate of 9.50%. The $148.5 million proceeds from the Holding II Notes issuance, net of a $1.5 million original issue discount, were used to pay a $141.9 million, or $980 per share, dividend to the Holding II shareholders. The Holding II Notes mature June 15, 2018 and require semi-annual interest payments on June 15 and December 15. To the extent permitted by the agreements governing the Holding I Notes (see below) and the 2017 ABL Facility (see below), Holding I may make dividend payments to Holding II to fund the semi-annual interest payments related to the Holding II Notes. The Holding II Notes are redeemable, in whole or in part, at any time on or after June 15, 2015 at specified redemption prices. Prior to June 15, 2015, the Company may redeem some or all of the Holding II Notes at a specified “make-whole” premium.

On December 20, 2012, Holding I and Tops Markets (collectively, the “Issuers”) issued $460.0 million of senior secured notes, bearing annual interest of 8.875% (the “Holding I Notes”). Effective May 15, 2013, Tops Markets II Corporation was added as a co-issuer of the Holding I Notes. On August 20, 2013, Holding II was added as a guarantor of the Holding I Notes. The proceeds from the Holding I Notes were used to redeem the previously outstanding $350.0 million senior secured notes, pay a $100.0 million dividend to the Holding I shareholders and pay fees and expenses related to the notes issuance. The Holding I Notes mature December 15, 2017 and require semi-annual interest payments on June 15 and December 15. The Holding I Notes are redeemable, in whole or in part, at any time on or after June 15, 2015 at specified redemption prices. Prior to June 15, 2015, the Issuers may redeem some or all of the Holding I Notes at a specified “make-whole” premium.

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

On December 14, 2012, Tops Markets entered into the 2017 ABL Facility with Bank of America, N.A., as collateral agent and administrative agent. The 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for up to $50.0 million of additional borrowing capacity if certain conditions are met. The borrowing base includes inventory, pharmacy prescription files and certain receivables. On November 14, 2013, certain provisions of the 2017 ABL Facility were amended in conjunction with the Management Purchase. The amended provisions are in effect until May 14, 2015 and: (1) limit permitted acquisitions to no more than $10.0 million annually, (2) limit total capital expenditures to no more than $60.0 million per year for each of the 2014 and 2015 fiscal years, and (3) require minimum excess availability of $10.0 million as of the amendment effective date, reduced by $2.25 million per quarter thereafter. The 2017 ABL Facility will mature on December 14, 2017.

As of October 4, 2014, the unused availability under the 2017 ABL Facility was $49.0 million, after giving effect to the borrowing base calculation, $22.3 million of letters of credit outstanding and $46.6 million borrowings outstanding. As of December 28, 2013, $17.6 million of letters of credit were outstanding under the 2017 ABL Facility. Revolving loans under the 2017 ABL Facility, at the Company’s option, bear interest at either LIBOR plus a margin of 150 to 200 basis points, determined based on levels of borrowing availability, or the prime rate plus a margin of 50 to 100 basis points, determined based on levels of borrowing availability. As of October 4, 2014 and December 28, 2013, the weighted average interest rates on borrowings under the 2017 ABL Facility were 2.26% and 1.90%, respectively. The 2017 ABL Facility is collateralized primarily by (i) first priority interests, subject to certain exceptions and permitted liens, in the ABL Priority Collateral and (ii) second priority interests, subject to certain exceptions and permitted liens, in the Holding I Notes Priority Collateral.

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

On November 29, 2013, Tops MBO Co entered into the $12.3 million MBO Co Loan to partially fund the Management Purchase. The MBO Co Loan bore cash interest of LIBOR plus a margin of 300 basis points, with six scheduled quarterly principal and interest payments that began March 31, 2014. Holding II and its subsidiaries were neither co-issuers nor guarantors of the MBO Co Loan, and none of the assets or stock of Holding II were pledged as collateral for the MBO Co Loan. Accordingly, the MBO Co Loan was not pushed down to the condensed consolidated financial statements of Holding II. The remaining principal balance on the MBO Co Loan, along with accrued and unpaid interest, was repaid in full on September 25, 2014.

7. INCOME TAXES

Income tax benefit (expense) was as follows (dollars in thousands):

	12-week periods ended		40-week periods ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Current	$(23)	$(1)	$(41)	$(1)
Deferred	1,191	(377)	4,182	(1,182)

Total income tax benefit (expense)	$1,168	$(378)	$4,141	$(1,183)

The income tax benefit for the 12-week period ended October 4, 2014 primarily reflects the recognition of additional valuation allowance associated with the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was 55.9%. The effective tax rate would have been 44.2% without the establishment of the valuation allowance.

The income tax expense for the 12-week period ended October 5, 2013 primarily reflects the recognition of additional valuation allowance associated with the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was 158.8%. The effective tax rate would have been (1,826.4)% without the impact of adjustments to the valuation allowance. This unusual effective tax rate is attributable to the near break-even forecasted pre-tax (loss) income for fiscal 2013.

The income tax benefit for the 40-week period ended October 4, 2014 primarily reflects the loss before income taxes, net of the recognition of valuation allowance associated with the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was 29.5%. The effective tax rate would have been 41.9% without the establishment of the valuation allowance.

The income tax expense for the 40-week period ended October 5, 2013 primarily reflects the recognition of additional valuation allowance associated with the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was (14.0)%. The effective tax rate would have been 41.9% without the impact of adjustments to the valuation allowance.

8. SHAREHOLDERS’ (DEFICIT) EQUITY

On March 31, 2014 and June 30, 2014, the Company paid dividends of $2.4 million and $2.3 million, respectively, to Tops MBO Co to fund the quarterly principal and interest payments under the MBO Co Loan. On September 25, 2014, the Company paid a dividend of $7.9 million to Tops MBO Co to fund the repayment of the remaining principal balance and accrued and unpaid interest on the MBO Co Loan.

9. COMMITMENTS AND CONTINGENCIES

Multiemployer Pension Plan

On December 22, 2013, Tops Markets acquired all of the membership interests of Erie Logistics, LLC (“Erie Logistics”) and certain other assets from C&S Wholesale Grocers, Inc. (“C&S”). Erie Logistics operates the Company’s warehouse distribution facilities located in Lancaster and Cheektowaga, New York and employs the warehouse and driver personnel at these facilities, all of whom are represented by Teamsters Local 264. Under its supply agreement with Tops Markets, C&S, through Erie Logistics, had operated these facilities since 2002.

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition. This suspension was retroactive to the effective date of the acquisition of Erie Logistics from C&S. During this “suspension” and thereafter through the date of this report, the Company has continued to make contributions to the Fund as required by the collective bargaining agreements with Teamsters Local 264. The Fund has rejected and returned these contributions. During the 12-week and 40-week periods ended October 4, 2014, these rejected contributions totaled $0.8 million and $3.1 million, respectively. On May 27, 2014, the Fund provided Erie Logistics and C&S with notice of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by the Employee Retirement Income Security Act (“ERISA”), of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund. The Company intends to vigorously contest this determination initially through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable. If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability. Under the terms of the purchase agreement for the acquisition, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S. During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014. The monthly conditional payments of withdrawal liability are in addition to pension contributions the Company is required to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements with the Company by reason of the Company’s failing to participate in the Fund.

Purchase Commitments

Effective December 22, 2013, the Company modified its existing supply agreement with C&S whereby Tops Markets resumed warehousing and transportation functions while C&S continued to provide procurement and purchasing services in support of the majority of the Company’s supply chain. This modified supply agreement, which expires on September 24, 2016, sets out the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale in the Company’s supermarkets. In consideration for the services it provides under the agreement, C&S is paid a fee based on all merchandise procured and also has incentive income opportunities.

On September 24, 2012, the Company entered into a supplemental supply agreement with C&S to provide similar services in support of the 21 supermarkets acquired from Grand Union Markets, LLC in October 2012. This agreement expires on September 23, 2022.

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

Environmental Liabilities

The Company is contingently liable for potential environmental issues at some of its properties. As the Company is unaware of environmental issues that are expected to materially impact the Company’s condensed consolidated financial statements as a whole, no amounts were accrued as of October 4, 2014 or December 28, 2013.

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

Legal Proceedings

Except as otherwise disclosed in this note, the Company is unaware of legal proceedings that are expected to materially impact the Company’s condensed consolidated financial statements as a whole. No amounts related to legal proceedings were accrued as of October 4, 2014 or December 28, 2013.

10. GUARANTOR FINANCIAL STATEMENTS

The obligations of Holding I, Tops Markets and Tops Markets II Corporation under the Holding I Notes are jointly and severally, fully and unconditionally guaranteed by Holding II, the parent of Holding I, and Tops Gift Card Company, LLC and Tops PT, LLC (the “Guarantor Subsidiaries”), 100% owned subsidiaries of Tops Markets. Holding II was established in May 2013, Tops Gift Card Company, LLC was established in October 2008, and Tops PT, LLC was established in January 2010. Tops Markets and Tops Markets II Corporation are joint issuers of the Holding I notes and are 100% owned by Holding I. Separate financial statements of Holding II, Holding I, Tops Markets, Tops Markets II Corporation and of the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional and Holding II and the Guarantor Subsidiaries are jointly and severally liable thereon.

The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets as of October 4, 2014 and December 28, 2013 for Holding II, Holding I, Tops Markets, the Guarantor Subsidiaries, and for the Company, statements of comprehensive loss for the 12-week and 40-week periods ended October 4, 2014 and October 5, 2013, and statements of cash flows for the 40-week periods ended October 4, 2014 and October 5, 2013. Supplemental financial information has not been presented for Tops Markets II Corporation as it is a finance subsidiary.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

OCTOBER 4, 2014

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$28,110	$919	$—	$29,029
Accounts receivable, net	—	—	49,882	11,978	—	61,860
Intercompany receivables	—	—	44,688	4,234	(48,922)	—
Inventory, net	—	—	115,688	37,374	—	153,062
Prepaid expenses and other current assets	—	—	13,204	3,158	—	16,362
Income taxes refundable	—	—	69	—	—	69
Current deferred tax assets	—	—	6,129	—	—	6,129

Total current assets	—	—	257,770	57,663	(48,922)	266,511

Property and equipment, net	—	—	324,072	62,403	—	386,475
Goodwill	—	—	48,310	165,980	—	214,290
Intangible assets, net	—	—	136,701	48,473	—	185,174
Other assets	5,401	—	10,583	3,041	(3,041)	15,984
Investment in subsidiaries	144,596	150,296	209,634	—	(504,526)	—

Total assets	$149,997	$150,296	$987,070	$337,560	$(556,489)	$1,068,434

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$—	$68,047	$19,134	$—	$87,181
Intercompany payables	—	5,700	4,234	38,988	(48,922)	—
Accrued expenses and other current liabilities	4,010	—	68,286	18,665	—	90,961
Current portion of capital lease obligations	—	—	8,234	128	—	8,362
Current portion of long-term debt	—	—	1,929	31	—	1,960

Total current liabilities	4,010	5,700	150,730	76,946	(48,922)	188,464

Capital lease obligations	—	—	120,958	17,484	—	138,442
Long-term debt	148,840	—	512,826	548	(3,041)	659,173
Other long-term liabilities	—	—	28,729	5,877	—	34,606
Non-current deferred tax liabilities	—	—	23,531	27,071	—	50,602

Total liabilities	152,850	5,700	836,774	127,926	(51,963)	1,071,287

Total shareholders’ (deficit) equity	(2,853)	144,596	150,296	209,634	(504,526)	(2,853)

Total liabilities and shareholders’ (deficit) equity	$149,997	$150,296	$987,070	$337,560	$(556,489)	$1,068,434

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 28, 2013

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$29,051	$862	$—	$29,913
Accounts receivable, net	—	—	52,453	12,068	—	64,521
Intercompany receivables	—	—	78,971	6,093	(85,064)	—
Inventory, net	—	—	106,487	35,809	—	142,296
Prepaid expenses and other current assets	—	—	7,817	2,938	—	10,755
Income taxes refundable	—	—	110	—	—	110
Current deferred tax assets	—	—	6,129	—	—	6,129

Total current assets	—	—	281,018	57,770	(85,064)	253,724

Property and equipment, net	—	—	320,210	68,266	—	388,476
Goodwill	—	—	48,310	165,980	—	214,290
Intangible assets, net	—	—	144,069	50,740	—	194,809
Other assets	6,310	—	12,676	3,041	(3,041)	18,986
Investment in subsidiaries	161,902	167,602	201,452	—	(530,956)	—

Total assets	$168,212	$167,602	$1,007,735	$345,797	$(619,061)	$1,070,285

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$62,972	$16,728	$—	$79,700
Intercompany payables	—	5,700	6,093	73,271	(85,064)	—
Accrued expenses and other current liabilities	510	—	73,363	24,358	—	98,231
Current portion of capital lease obligations	—	—	7,918	396	—	8,314
Current portion of long-term debt	—	—	2,278	31	—	2,309

Total current liabilities	510	5,700	152,624	114,784	(85,064)	188,554

Capital lease obligations	—	—	109,695	2,541	—	112,236
Long-term debt	148,647	—	518,007	573	(3,041)	664,186
Other long-term liabilities	—	—	26,730	4,740	—	31,470
Non-current deferred tax liabilities	—	—	33,077	21,707	—	54,784

Total liabilities	149,157	5,700	840,133	144,345	(88,105)	1,051,230

Total shareholders’ equity	19,055	161,902	167,602	201,452	(530,956)	19,055

Total liabilities and shareholders’ equity	$168,212	$167,602	$1,007,735	$345,797	$(619,061)	$1,070,285

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE 12-WEEK PERIOD ENDED OCTOBER 4, 2014

(Successor)

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$447,554	$133,393	$(206)	$580,741
Cost of goods sold	—	—	(315,332)	(89,407)	—	(404,739)
Distribution costs	—	—	(8,442)	(2,527)	—	(10,969)

Gross profit	—	—	123,780	41,459	(206)	165,033

Operating expenses:
Wages, salaries and benefits	—	—	(59,934)	(20,371)	—	(80,305)
Selling and general expenses	—	—	(20,524)	(7,153)	206	(27,471)
Administrative expenses	—	—	(12,568)	(3,734)	—	(16,302)
Rent expense, net	—	—	(4,157)	(2,076)	—	(6,233)
Depreciation and amortization	—	—	(8,836)	(5,070)	—	(13,906)
Advertising	—	—	(3,281)	(999)	—	(4,280)

Total operating expenses	—	—	(109,300)	(39,403)	206	(148,497)

Operating income	—	—	14,480	2,056	—	16,536

Interest expense, net	(3,329)	—	(15,096)	(200)	—	(18,625)
Equity income from subsidiaries	2,408	2,408	1,121	—	(5,937)	—

(Loss) income before income taxes	(921)	2,408	505	1,856	(5,937)	(2,089)

Income tax benefit (expense)	—	—	1,903	(735)	—	1,168

Net (loss) income	(921)	2,408	2,408	1,121	(5,937)	(921)

Other comprehensive loss	(13)	(13)	(13)	—	26	(13)

Comprehensive (loss) income	$(934)	$2,395	$2,395	$1,121	$(5,911)	$(934)

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE 12-WEEK PERIOD ENDED OCTOBER 5, 2013

(Predecessor)

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$440,270	$132,379	$(195)	$572,454
Cost of goods sold	—	—	(309,056)	(87,853)	—	(396,909)
Distribution costs	—	—	(8,991)	(3,153)	—	(12,144)

Gross profit	—	—	122,223	41,373	(195)	163,401

Operating expenses:
Wages, salaries and benefits	—	—	(58,688)	(19,825)	—	(78,513)
Selling and general expenses	—	—	(20,392)	(6,782)	195	(26,979)
Administrative expenses	—	(219)	(12,000)	(4,090)	—	(16,309)
Rent expense, net	—	—	(3,700)	(2,143)	—	(5,843)
Depreciation and amortization	—	—	(10,043)	(2,780)	—	(12,823)
Advertising	—	—	(2,957)	(874)	—	(3,831)
Impairment	—	—	(1,620)	—	—	(1,620)

Total operating expenses	—	(219)	(109,400)	(36,494)	195	(145,918)

Operating (loss) income	—	(219)	12,823	4,879	—	17,483

Interest expense, net	(3,307)	—	(13,894)	(44)	—	(17,245)
Equity income from subsidiaries	3,167	3,386	2,921	—	(9,474)	—

(Loss) income before income taxes	(140)	3,167	1,850	4,835	(9,474)	238

Income tax benefit (expense)	—	—	1,536	(1,914)	—	(378)

Net (loss) income	(140)	3,167	3,386	2,921	(9,474)	(140)

Other comprehensive income	—	—	—	—	—	—

Comprehensive (loss) income	$(140)	$3,167	$3,386	$2,921	$(9,474)	$(140)

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE 40-WEEK PERIOD ENDED OCTOBER 4, 2014

(Successor)

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,491,543	$442,739	$(802)	$1,933,480
Cost of goods sold	—	—	(1,053,960)	(295,395)	—	(1,349,355)
Distribution costs	—	—	(29,166)	(8,635)	—	(37,801)

Gross profit	—	—	408,417	138,709	(802)	546,324

Operating expenses:
Wages, salaries and benefits	—	—	(199,756)	(67,749)	—	(267,505)
Selling and general expenses	—	—	(72,503)	(25,237)	802	(96,938)
Administrative expenses	—	—	(39,339)	(11,946)	—	(51,285)
Rent expense, net	—	—	(13,432)	(7,074)	—	(20,506)
Depreciation and amortization	—	—	(36,193)	(8,858)	—	(45,051)
Advertising	—	—	(12,295)	(3,747)	—	(16,042)

Total operating expenses	—	—	(373,518)	(124,611)	802	(497,327)

Operating income	—	—	34,899	14,098	—	48,997

Interest expense, net	(11,164)	—	(51,307)	(552)	—	(63,023)
Equity (loss) income from subsidiaries	1,279	1,279	8,182	—	(10,740)	—

(Loss) income before income taxes	(9,885)	1,279	(8,226)	13,546	(10,740)	(14,026)

Income tax benefit (expense)	—	—	9,505	(5,364)	—	4,141

Net (loss) income	(9,885)	1,279	1,279	8,182	(10,740)	(9,885)

Other comprehensive income	435	435	435	—	(870)	435

Comprehensive (loss) income	$(9,450)	$1,714	$1,714	$8,182	$(11,610)	$(9,450)

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE 40-WEEK PERIOD ENDED OCTOBER 5, 2013

(Predecessor)

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,469,913	$440,401	$(776)	$1,909,538
Cost of goods sold	—	—	(1,036,550)	(292,444)	—	(1,328,994)
Distribution costs	—	—	(28,455)	(9,969)	—	(38,424)

Gross profit	—	—	404,908	137,988	(776)	542,120

Operating expenses:
Wages, salaries and benefits	—	—	(196,391)	(66,954)	—	(263,345)
Selling and general expenses	—	—	(68,410)	(22,527)	776	(90,161)
Administrative expenses	(10,893)	(731)	(40,392)	(13,619)	—	(65,635)
Rent expense, net	—	—	(11,676)	(7,043)	—	(18,719)
Depreciation and amortization	—	—	(33,478)	(9,397)	—	(42,875)
Advertising	—	—	(11,747)	(3,533)	—	(15,280)
Impairment	—	—	(1620)	—	—	(1,620)

Total operating expenses	(10,893)	(731)	(363,714)	(123,073)	776	(497,635)

Operating (loss) income	(10,893)	(731)	41,194	14,915	—	44,485

Interest expense, net	(5,708)	—	(47,125)	(126)	—	(52,959)
Equity income from subsidiaries	6,944	7,675	8,933	—	(23,552)	—

(Loss) income before income taxes	(9,657)	6,944	3,002	14,789	(23,552)	(8,474)

Income tax benefit (expense)	—	—	4,673	(5,856)	—	(1,183)

Net (loss) income	(9,657)	6,944	7,675	8,933	(23,552)	(9,657)

Other comprehensive income	—	—	—	—	—	—

Comprehensive (loss) income	$(9,657)	$6,944	$7,675	$8,933	$(23,552)	$(9,657)

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 40-WEEK PERIOD ENDED OCTOBER 4, 2014

(Successor)

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6,563)	$—	$22,078	$20,151	$—	$35,666

Cash flows provided by (used in) investing activities:
Cash paid for property and equipment	—	—	(28,061)	(2,361)	—	(30,422)
Change in intercompany receivables position	—	—	34,283	1,859	(36,142)	—

Net cash provided by (used in) investing activities	—	—	6,222	(502)	(36,142)	(30,422)

Cash flows provided by (used in) financing activities:
Dividends	(12,571)	(19,134)	(19,134)	—	38,268	(12,571)
Capital contributions	19,134	19,134	—	—	(38,268)	—
Borrowings on 2017 ABL Facility	—	—	315,600	—	—	315,600
Repayments on 2017 ABL Facility	—	—	(323,800)	—	—	(323,800)
Proceeds from sale leaseback financing transactions	—	—	10,360	15,076	—	25,436
Principal payments on capital leases	—	—	(6,586)	(361)	—	(6,947)
Repayments of long-term debt borrowings	—	—	(3,283)	(24)	—	(3,307)
Deferred financing costs paid	—	—	(637)	—	—	(637)
Change in bank overdraft position	—	—	98	—	—	98
Change in intercompany payables position	—	—	(1,859)	(34,283)	36,142	—

Net cash provided by (used in) financing activities	6,563	—	(29,241)	(19,592)	36,142	(6,128)

Net (decrease) increase in cash and cash equivalents	—		(941)	57	—	(884)
Cash and cash equivalents – beginning of period	—		29,051	862	—	29,913

Cash and cash equivalents – end of period	$—	$—	$28,110	$919	$—	$29,029

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 40-WEEK PERIOD ENDED OCTOBER 5, 2013

(Predecessor)

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(731)	$25,919	$18,001	$—	$43,189

Cash flows used in investing activities:
Cash paid for property and equipment	—	—	(37,489)	(2,823)	—	(40,312)
Acquisition of independent supermarkets	—	—	(5,995)	—	—	(5,995)
Change in intercompany receivables position	—	—	(731)	(14,879)	15,610	—

Net cash used in investing activities	—	—	(44,215)	(17,702)	15,610	(46,307)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt borrowings	148,500	—	—	—	—	148,500
Dividend to shareholders	(141,920)	—	—	—	—	(141,920)
Stock option exercises	227	—	—	—	—	227
Change in intercompany payables position	—	731	14,879	—	(15,610)	—
Borrowings on 2017 ABL Facility	—	—	241,300	—	—	241,300
Repayments on 2017 ABL Facility	—	—	(228,000)	—	—	(228,000)
Principal payments on capital leases	—	—	(10,971)	(304)	—	(11,275)
Deferred financing costs paid	—	—	(8,154)	—	—	(8,154)
Repayments of long-term debt borrowings	—	—	(227)	—	—	(227)
Change in bank overdraft position	—	—	47	—	—	47

Net cash provided by (used in) financing activities	6,807	731	8,874	(304)	(15,610)	498

Net increase (decrease) in cash and cash equivalents	6,807	—	(9,422)	(5)	—	(2,620)
Cash and cash equivalents – beginning of period	—	—	31,586	836	—	32,422

Cash and cash equivalents – end of period	$6,807	$—	$22,164	$831	$—	$29,802

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this 10-Q.

COMPANY OVERVIEW

We are a leading supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our market area, supported by strong customer loyalty and attractive supermarket locations. As of October 4, 2014, we operated 158 full-service supermarkets under the banners of Tops and Orchard Fresh, with an additional five supermarkets operated by franchisees.

On November 14, 2013, Morgan Stanley Private Equity and other stockholders of Holding II, Tops MBO Corporation (“Tops MBO Co”) and Holding II signed a Purchase and Sale Agreement pursuant to which Tops MBO Co agreed to purchase substantially all of the common stock of Holding II (the “Management Purchase”). Tops MBO Co is owned and controlled by current and former members of our management. The Management Purchase closed effective December 1, 2013. The Management Purchase was the result of arms’ length negotiations between the parties. Prior to the Management Purchase, current and former members of management owned approximately 7% of the outstanding common stock of Holding II. As a result of the Management Purchase, current and former members of management now beneficially own all of the outstanding common stock of Holding II.

Forward-Looking Statements

This 10-Q contains forward-looking statements, which are generally statements about future events, plans, objectives and performance. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties include, but are not limited to the following:

•	current economic conditions and the impact of those conditions on consumer demand and spending and our pricing strategy;

•	pricing and market strategies and expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;

•	our ability to effectively increase or maintain our profit margins;

•	the success of our acquisition and remodel plans;

•	fluctuations in utility, fuel and commodity prices which could impact consumer spending and buying habits and the cost of doing business;

•	risks inherent in our fuel station operations;

•	our exposure to local economies and other adverse conditions due to our geographic concentration;

•	risks of natural disasters and severe weather conditions;

•	supply problems with our suppliers and vendors;

•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;

•	increased operating costs resulting from increase in minimum wage, rising employee benefit costs or pension funding obligations, including potential and asserted withdrawal liability under multiemployer pension plans;

•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;

•	the adequacy of our insurance coverage including against claims of our customers in connection with our pharmacy services;

•	estimates of the amount and timing of payments under our self-insurance policies;

•	risks of liability under environmental laws and regulations;

•	our ability to maintain and improve our information technology systems;

•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;

•	threats or potential threats to security;

•	our ability to retain key personnel;

•	risks of data security breaches or losses of confidential customer information;

•	risks relating to our substantial indebtedness;

•	claims or legal proceedings against us; and

•	other factors discussed under “Risk Factors” in our Special Report on Form 10-K for the year ended December 28, 2013 and under “Risk Factors” and elsewhere in this 10-Q.

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

The Management Purchase was accounted for as a purchase and “push down” accounting was required to be applied, with the result that purchase accounting adjustments were reflected in the Company’s financial statements. The application of “push down” accounting resulted in a new basis of accounting in which the total cost of the purchase of Holding II was allocated to the assets acquired and liabilities assumed using estimates of fair values based on a preliminary allocation of the Tops MBO Co purchase price. Accordingly, our financial statements refer to the Company in the period prior to the acquisition as “Predecessor” and in the period subsequent to the acquisition as “Successor.”

Our condensed consolidated financial statements for the 12-week and 40-week periods ended October 4, 2014 and October 5, 2013 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

RECENT EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS

May 2013 Financing and Dividend Activities

On May 15, 2013, we issued $150.0 million of unsecured senior notes, bearing annual cash interest of 8.75% (“Holding II Notes”). The proceeds from these notes were used to pay a $141.9 million dividend to our former shareholders. The dividend amount was determined based upon the amount of debt issuable on reasonable credit terms while maintaining acceptable leverage and interest coverage levels.

RESULTS OF OPERATIONS

12-Week Period Ended October 4, 2014 Compared with 12-Week Period Ended October 5, 2013

Summary

The results of operations during the 12-week period ended October 4, 2014 when compared with the 12-week period ended October 5, 2013 were impacted by two acquired supermarkets and one new supermarket opened since June 2014. Our gross margin rate decreased as a result of increased LIFO expense and sales mix changes.

Net Sales

The following table includes the components of our net sales for the 12-week periods ended October 4, 2014 and October 5, 2013.

(Dollars in thousands)

	12-week periods ended
	October 4, 2014	October 5, 2013	$ Change	% Change
	(Successor)	(Predecessor)
Inside sales	$526,182	$520,253	$5,929	1.1%
Fuel sales	54,559	52,201	2,358	4.5%

Net sales	$580,741	$572,454	$8,287	1.4%

Inside sales, which are net sales excluding fuel sales, increased due to the $4.9 million contribution of two acquired supermarkets and one new supermarket opened since June 2014. Also, same store sales were slightly positive period-over period at 3 basis points. Same store sales is the change in period-over-period inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.

Fuel sales increased due to a 7.3% increase in the number of gallons sold due to the addition of seven new fuel stations since September 2013. This was partially offset by a 2.6% decrease in the average retail price per gallon.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 12-week periods ended October 4, 2014 and October 5, 2013.

(Dollars in thousands)

	12-week period ended October 4, 2014	% of Net Sales	12-week period ended October 5, 2013	% of Net Sales	$ Change	% Change
	(Successor)		(Predecessor)
Cost of goods sold	$(404,739)	69.7%	$(396,909)	69.3%	$(7,830)	(2.0)%
Distribution costs	(10,969)	1.9%	(12,144)	2.1%	1,175	9.7%

Gross profit	$165,033	28.4%	$163,401	28.5%	$1,632	1.0%

As a percentage of net sales, cost of goods sold increased during the 12-week period ended October 4, 2014 compared with the 12-week period ended October 5, 2013 due to a change in LIFO inventory valuation adjustments from income of $0.7 million during the 12-week period ended October 5, 2013 to expense of $0.6 million during the 12-week period ended October 4, 2014. Excluding the impact of non-cash LIFO adjustments, cost of goods sold as a percentage of net sales was 69.6% and 69.4% during the 12-week periods ended October 4, 2014 and October 5, 2013, respectively. This change is attributable to a greater proportion of lower gross margin fuel and pharmacy sales.

Distribution costs decreased during the 12-week period ended October 4, 2014 compared with the 12-week period ended October 5, 2013 due to cost control and other efficiency initiatives realized since the acquisition of the operation of our warehousing and transportation functions in December 2013.

Operating Expenses

The following table includes a comparison of operating expenses for the 12-week periods ended October 4, 2014 and October 5, 2013.

(Dollars in thousands)

	12-week period ended October 4, 2014	% of Net Sales	12-week period ended October 5, 2013	% of Net Sales	$ Change	% Change
	(Successor)		(Predecessor)
Wages, salaries and benefits	$80,305	13.8%	$78,513	13.7%	$1,792	2.3%
Selling and general expenses	27,471	4.7%	26,979	4.7%	492	1.8%
Administrative expenses	16,302	2.8%	16,309	2.9%	(7)	(0.0)%
Rent expense	6,233	1.1%	5,843	1.0%	390	6.7%
Depreciation and amortization	13,906	2.4%	12,823	2.2%	1,083	8.4%
Advertising	4,280	0.7%	3,831	0.7%	449	11.7%
Impairment	—	N/A	1,620	0.3%	(1,620)	(100.0)%

Total	$148,497	25.5%	$145,918	25.5%	$2,579	1.8%

Wages, Salaries and Benefits

As a percentage of net sales, wages, salaries and benefits remained relatively consistent during the 12-week period ended October 4, 2014 compared with the 12-week period ended October 5, 2013.

Selling and General Expenses

As a percentage of net sales, selling and general expenses remained relatively consistent during the 12-week period ended October 4, 2014 compared with the 12-week period ended October 5, 2013.

Administrative Expenses

Administrative expenses remained relatively consistent during the 12-week period ended October 4, 2014 compared with the 12-week period ended October 5, 2013.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during the 12-week period ended October 4, 2014 compared with the 12-week period ended October 5, 2013.

Depreciation and Amortization

Depreciation and amortization remained relatively consistent during the 12-week period ended October 4, 2014 compared with the 12-week period ended October 5, 2013.

Advertising

Advertising remained relatively consistent during the 12-week period ended October 4, 2014 compared with the 12-week period ended October 5, 2013.

Impairment

During August 2013, we made the determination to abandon the use of software procured for use in our point-of sale system. Accordingly, we wrote off software assets with an aggregate net carrying value of $1.6 million as an impairment in the condensed consolidated statement of comprehensive loss during the 12-week period ended October 5, 2013.

Interest Expense, Net

The $1.4 million increase in interest expense is mainly attributable to a $1.2 million increase in interest related to capital lease obligations due to acquisition accounting for the Management Purchase that resulted in the reset of capital lease amortization schedules.

Income Tax Benefit (Expense)

The income tax benefit for the 12-week period ended October 4, 2014 primarily reflects the recognition of additional valuation allowance associated with indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was 55.9%. The effective tax rate would have been 44.2% without the establishment of the valuation allowance.

The income tax expense for the 12-week period ended October 5, 2013 primarily reflects the recognition of additional valuation allowance associated with our indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was 158.8%. The effective tax rate would have been (1,826.4)% without the impact of adjustments to the valuation allowance. This unusual effective tax rate is attributable to the near break-even forecasted pre-tax (loss) income for fiscal 2013.

Net Loss

Our net loss increased $0.8 million during the 12-week period ended October 4, 2014 compared with the 12-week period ended October 5, 2013 for the reasons described above.

40-Week Period Ended October 4, 2014 Compared with 40-Week Period Ended October 5, 2013

Summary

The results of operations during the 40-week period ended October 4, 2014 when compared with the 40-week period ended October 5, 2013 were impacted by six acquired supermarkets and three new supermarkets opened since April 2013. Our current year operating income was negatively impacted by an increase in utility costs of $4.0 million. Additionally, our 2013 results reflect $6.8 million of bonuses paid to stock option holders following the May 2013 dividend, and incremental stock-based compensation expense of $3.7 million associated with stock option modifications.

Net Sales

The following table includes the components of our net sales for the 40-week periods ended October 4, 2014 and October 5, 2013.

(Dollars in thousands)

	40-week periods ended
	October 4, 2014	October 5, 2013	$ Change	% Change
	(Successor)	(Predecessor)
Inside sales	$1,752,634	$1,737,668	$14,966	0.9%
Fuel sales	180,846	171,870	8,976	5.2%

Net sales	$1,933,480	$1,909,538	$23,942	1.3%

Inside sales, which are net sales excluding fuel sales, increased due to the $20.2 million incremental contribution of six acquired supermarkets and three new supermarkets opened since April 2013. The increase was partially offset by a 0.4% decrease in same store sales. Same store sales is the change in period-over-period inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.

Fuel sales increased due to a 5.9% increase in the number of gallons sold due to the addition of eight new fuel stations since May 2013. This was partially offset by a 0.6% decrease in the average retail price per gallon.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 40-week periods ended October 4, 2014 and October 5, 2013.

(Dollars in thousands)

	40-week period ended October 4, 2014	% of Net Sales	40-week period ended October 5, 2013	% of Net Sales	$ Change	% Change
	(Successor)		(Predecessor)
Cost of goods sold	$(1,349,355)	69.8%	$(1,328,994)	69.6%	$(20,361)	(1.5)%
Distribution costs	(37,801)	2.0%	(38,424)	2.0%	623	1.6%

Gross profit	$546,324	28.3%	$542,120	28.4%	$4,204	0.8%

As a percentage of net sales, cost of goods sold increased during the 40-week period ended October 4, 2014 compared with the 40-week period ended October 5, 2013 due to an increase in LIFO inventory valuation expense from $0.1 million during the 40-week period ended October 5, 2013 to $2.8 million during the 40-week period ended October 4, 2014. Excluding the impact of non-cash LIFO adjustments, cost of goods sold as a percentage of net sales was 69.6% during both the 40-week periods ended October 4, 2014 and October 5, 2013.

As a percentage of net sales, distribution costs remained relatively consistent during the 40-week period ended October 4, 2014 compared with the 40-week period ended October 5, 2013.

Operating Expenses

The following table includes a comparison of operating expenses for the 40-week periods ended October 4, 2014 and October 5, 2013.

(Dollars in thousands)

	40-week period ended October 4, 2014	% of Net Sales	40-week period ended October 5, 2013	% of Net Sales	$ Change	% Change
	(Successor)		(Predecessor)
Wages, salaries and benefits	$267,505	13.8%	$263,345	13.8%	$4,160	1.6%
Selling and general expenses	96,938	5.0%	90,161	4.7%	6,777	7.5%
Administrative expenses	51,285	2.7%	65,635	3.4%	(14,350)	(21.9)%
Rent expense	20,506	1.1%	18,719	1.0%	1,787	9.5%
Depreciation and amortization	45,051	2.3%	42,875	2.3%	2,176	5.1%
Advertising	16,042	0.8%	15,280	0.8%	762	5.0%
Impairment	—	N/A	1,620	0.1%	(1,620)	(100.0)%

Total	$497,327	25.7%	$497,635	26.1%	$(308)	(0.1)%

Wages, Salaries and Benefits

As a percentage of net sales, wages, salaries and benefits remained relatively consistent during the 40-week period ended October 4, 2014 compared with the 40-week period ended October 5, 2013.

Selling and General Expenses

The increase in selling and general expenses is largely the result of a $4.0 million increase in utility costs attributable to higher electricity commodity costs, as well as greater usage given colder than normal winter temperatures. Elevated utility costs for the remainder of the year are not expected to continue as commodity costs have returned to more normalized levels.

Administrative Expenses

The decrease in administrative expenses is due to $6.8 million of bonuses paid during the 40-week period ended October 5, 2013 to stock option holders following the May 2013 dividend, and incremental stock-based compensation expense of $3.7 million during the 2013 period associated with stock option modifications. Additionally, normal bonus expense decreased $1.9 million based upon performance against budget metrics.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during the 40-week period ended October 4, 2014 compared with the 40-week period ended October 5, 2013.

Depreciation and Amortization

As a percentage of net sales, depreciation and amortization remained relatively consistent during the 40-week period ended October 4, 2014 compared with the 40-week period ended October 5, 2013.

Advertising

Advertising remained relatively consistent during the 40-week period ended October 4, 2014 compared with the 40-week period ended October 5, 2013.

Impairment

During August 2013, we made the determination to abandon the use of software procured for use in our point-of sale system. Accordingly, we wrote off software assets with an aggregate net carrying value of $1.6 million as an impairment in the condensed consolidated statement of comprehensive loss during the 40-week period ended October 5, 2013.

Interest Expense, Net

The $10.1 million increase in interest expense is attributable to a $6.4 million increase in interest related to higher long-term debt levels, primarily the result of our May 2013 financing activities. Also, there was a $3.7 million increase in interest related to capital lease obligations due to acquisition accounting for the Management Purchase that resulted in the reset of repayment amortization schedules.

Income Tax Benefit (Expense)

The income tax benefit for the 40-week period ended October 4, 2014 primarily reflects the loss before income taxes, net of the recognition of valuation allowance associated with indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was 29.5%. The effective tax rate would have been 41.9% without the establishment of the valuation allowance.

The income tax expense for the 40-week period ended October 5, 2013 primarily reflects the recognition of additional valuation allowance associated with our indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was (14.0)%. The effective tax rate would have been 41.9% without the impact of adjustments to the valuation allowance.

Net Loss

Our net loss increased $0.2 million during the 40-week period ended October 4, 2014 compared with the 40-week period ended October 5, 2013 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash are cash flows generated from our operations and borrowings under our 2017 ABL Facility. Our 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for future upsizing with up to $50.0 million of incremental commitments if certain conditions are met. As of October 4, 2014, the unused availability under our 2017 ABL Facility was $49.0 million, after giving effect to the borrowing base calculation, $22.3 million of letters of credit outstanding and $46.6 million borrowings outstanding. We expect that cash generated from operations and availability under our 2017 ABL Facility will permit us to fund our debt service requirements, investments in working capital, capital expenditures, acquisitions and other cash requirements for at least the next twelve months. We do not expect to make dividends of significant size in the near future; however, we may pay dividends to our stockholders from time to time. Our financial flexibility will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control. Although unforeseen, if faced with the need to increase liquidity, we could readily respond through the control of variable operating expenses (for example, by adjusting employment levels) and through the scale back of planned capital expenditure and acquisition activities.

On December 1, 2013, the Management Purchase was consummated. Of the total cash consideration of $20.9 million, $4.3 million was funded through the use of available Company cash. Additionally, we incurred $15.8 million of transaction costs, of which $0.6 million had been paid as of December 28, 2013, with the remaining amount paid during the 40-week period ended October 4, 2014. On May 15, 2013, Holding II issued the Holding II Notes. The proceeds from these notes were used to pay a $141.9 million dividend to Holding II’s former stockholders.

On December 15, 2014, semi-annual cash interest payments totaling $27.0 million are payable related to our Holding I Notes and Holding II Notes. We expect these payments will be funded through cash from operations and availability under our 2017 ABL Facility. No principal amounts are payable related to these senior notes until their respective maturities on December 15, 2017 and June 15, 2018.

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	40-week periods ended
	October 4, 2014	October 5, 2013
	(Successor)	(Predecessor)
Cash provided by (used in):
Operating activities	$35,666	$43,189
Investing activities	(30,422)	(46,307)
Financing activities	(6,128)	498

Cash provided by operating activities for the 40-week period ended October 4, 2014 decreased $7.5 compared with the 40-week period ended October 5, 2013 due to a $7.1 million decrease in earnings, adjusted for non-cash income and expenses. This decrease was partially due to a $4.0 million increase in utility costs, primarily attributable to higher commodity costs for electricity. Additionally, we experienced a $6.4 million increase in interest expense attributable to higher long-term debt levels as a result of our May 2013 financing activities. Changes in operating assets and liabilities represented a use of cash of $11.6 million during the 40-week period ended October 4, 2014, compared with $11.2 million during the 40-week period ended October 5, 2013. We paid transaction costs of $15.2 million during the 40-week period ended October 4, 2014 related to the Management Purchase. This was offset by the timing of accounts receivable billings and collections during the respective periods.

Cash used in investing activities during the 40-week period ended October 4, 2013 decreased $15.9 million compared with the 40-week period ended October 5, 2013 due to cash consideration of $6.0 million paid in connection with the acquisition of four independent supermarkets during May 2013 and decreased capital expenditure investments. We expect to invest $35 million to $40 million in capital expenditures during Fiscal 2014.

Cash from financing activities changed $6.6 million to $6.1 million of cash used in financing activities during the 40-week period ended October 4, 2014 from $0.5 million of cash provided by financing activities during the 40-week period ended October 5, 2013. The change reflects a $21.5 million change in revolving credit facility activity from net borrowings of $13.3 million during the 2013 period to net repayments of $8.2 million during the 2014 period. The 2014 period also includes $12.6 million of dividends to Tops MBO Co. Largely offsetting these impacts were $25.4 million of proceeds from the sale of nine supermarket locations during March 2014 and September 2014 as part of sale-leaseback financing transactions.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One. The Local One plan generally provides retirement benefits to participants based on their service to contributing employers. We are contingently liable for withdrawal liability in the event that we withdraw from the Local One plan. The actuary for the Local One plan has estimated that, as of December 31, 2012, our withdrawal liability would have been approximately $334.4 million in the event of our complete withdrawal from the Local One plan during the 2013 plan year. We have not yet received an estimate for a withdrawal occurring in 2014. In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements. We do not intend to withdraw from the Local One plan. During the 40-week periods ended October 4, 2014 and October 5, 2013, we made contributions of $8.1 million and $7.7 million, respectively, to this plan. We are required to increase our annual contributions to the Local One plan pursuant to our current collective bargaining agreements and the Local One plan’s current rehabilitation plan.

As a result of our acquisition of Erie Logistics from C&S in December 2013, we became obligated to contribute to the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”). During the 40-week period ended October 4, 2014, we tendered contributions of $3.1 million to the Fund. As discussed in Note 9 to the condensed consolidated financial statements in Item 1 of this 10-Q, the Fund rejected and returned these payments.

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

On May 27, 2014, the Fund provided notice to Erie Logistics and C&S of its determination that Erie Logistics’ incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, with the ERISA cash outlay limited to a lump sum or in monthly installments of $641,514 for 240 months. If it were ultimately determined that Erie Logistics incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability. Although we will vigorously contest the withdrawal determination, during the pendency of the proceeding to contest such determination, ERISA requires that conditional monthly payments of withdrawal liability be made which began July 28, 2014. These monthly conditional payments of withdrawal liability are in addition to pension contributions the Company has tendered which the Fund has rejected and returned, as discussed in Note 9.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of October 4, 2014, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges.

The table below provides information about our outstanding debt as of October 4, 2014. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital lease obligations. Interest rates reflect the weighted average rates for the outstanding instruments. The Fair Value column includes the fair value of our debt instruments as of October 4, 2014. Refer to Note 1 of our condensed consolidated financial statements in Item 1 of this report for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Expected Fiscal Year of Maturity
	Remainder of 2014	2015	2016	2017	2018	Thereafter	Fair Value
Debt
Fixed rate	$376	$1,977	$2,069	$460,799	$150,036	$436	$642,281
Average interest rate	4.3%	4.6%	4.6%	8.9%	8.7%	4.0%

Variable rate	$—	$—	$—	$46,600	$—	$—	$46,600
Average interest rate	N/A	N/A	N/A	2.3%	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of October 4, 2014, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of October 4, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the 40-week period ended October 4, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition. This suspension was retroactive to the effective date of the acquisition of Erie Logistics from C&S. During this “suspension” and thereafter through the date of this report, the Company has continued to make contributions to the Fund as required by the collective bargaining agreements with Teamsters Local 264. The Fund has rejected and returned these contributions. During the 40-week period ended October 4, 2014, these rejected contributions totaled $3.1 million. On May 27, 2014, the Fund provided Erie Logistics and C&S of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund. The Company intends to vigorously contest this determination initially through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable. If it were ultimately determined that Erie Logistics has incurred a withdrawal liability withdrawal to the Fund, the Company would bear financial responsibility for the liability. Under the terms of the purchase agreement for the acquisition, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S. During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014. The monthly conditional payments of withdrawal liability are in addition to pension contributions the Company is required to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements with the Company by reason of the Company’s failing to participate in the Fund. An adverse disposition of this grievance could have a significant impact on the Company.

ITEM 5. OTHER INFORMATION

On November 11, 2014, the Company entered into amendments of its existing employment agreements with Frank Curci, President and Chief Executive Officer, Kevin Darrington, Chief Operating Officer, John Persons, Executive Vice President of Operations, David Langless, Senior Vice President and Chief Financial Officer, Jack Barrett, Executive Vice President of Human Resources and Lynne Burgess, Executive Vice President and General Counsel. Under these amendments, the target amount of the annual cash bonus to which each executive is entitled under each respective employment agreement is now a percentage of the executive’s annual salary determined by the Board of Directors from time to time, rather than a fixed percentage.

ITEM 6. EXHIBITS

Exhibit No.

10.20	Executive Employment Agreement, dated as of October 20, 2014, between David Langless and Tops Markets, LLC.

10.21	First Amendment, dated November 11, 2014, to Executive Employment Agreement between Frank Curci and Tops Markets, LLC.

10.22	First Amendment, dated November 11, 2014, to Executive Employment Agreement between Kevin Darrington and Tops Markets, LLC.

10.23	First Amendment, dated November 11, 2014, to Executive Employment Agreement between John Persons and Tops Markets, LLC.

10.24	First Amendment, dated November 11, 2014, to Executive Employment Agreement between Jack Barrett and Tops Markets, LLC.

10.25	First Amendment, dated November 11, 2014, to Executive Employment Agreement between Lynne Burgess and Tops Markets, LLC.

10.26	First Amendment, dated November 11, 2014, to Executive Employment Agreement between David Langless and Tops Markets, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the quarterly report on Form 10-Q of Tops Holding II Corporation for the quarter ended October 4, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPS HOLDING II CORPORATION

By:	/s/ David Langless
David Langless
Senior Vice President and Chief Financial Officer
November 17, 2014