Form 10-K
period 2014-12-27
TOPS HOLDING II CORP
filed 2015-03-26
CIK 1584701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 26, 2015, 126,559 shares of common stock of the registrant were outstanding.

TOPS HOLDING II CORPORATION

i

In this Annual Report on Form 10-K, or 10-K, the terms “we,” “our,” “us,” and the “Company,” refer to Tops Holding II Corporation and its consolidated subsidiaries, including its wholly-owned subsidiary, Tops Holding LLC, and its indirect subsidiaries, Tops Markets, LLC (“Tops Markets”) and Erie Logistics, LLC (“Erie Logistics”). In this 10-K, we may identify our fiscal years by reference to the calendar year ended nearest to the end of that fiscal year. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Basis of Presentation” in Item 7 of this 10-K for additional information.

Forward-Looking Statements

This 10-K includes forward-looking statements, which are generally statements about future events, plans, objectives and performance. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, the following:

•	current economic conditions and the impact on consumer demand and spending and our pricing strategy;

•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;

•	our ability to effectively increase or maintain our profit margins;

•	the success of our store acquisition, construction and remodel programs;

•	fluctuations in utility, fuel and commodity prices which could impact consumer spending and buying habits and the cost of doing business;

•	risks inherent in our fuel station operations;

•	our exposure to local economies and other adverse conditions due to our geographic concentration;

•	risks of natural disasters and severe weather conditions;

•	supply problems with our suppliers and vendors;

•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;

•	increased operating costs resulting from increases in the minimum wage, rising employee benefit costs or pension funding obligations;

•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;

•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;

•	estimates of the amount and timing of payments under our self-insurance policies;

•	risks of liability under environmental laws and regulations;

•	our ability to maintain and improve our information technology systems;

•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;

•	threats or potential threats to security;

•	our ability to retain key personnel;

•	risks of data security breaches or losses of confidential customer information;

•	risks relating to our substantial indebtedness;

•	claims or legal proceedings against us; and

•	other factors discussed under “Risk Factors” and elsewhere in this 10-K.

We caution that investors should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS

The Company is a leading supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont. Tops Holding II Corporation was incorporated on May 7, 2013. Introduced in 1962, the Company’s Tops brand is widely recognized as a strong retail supermarket brand name in the Company’s market area, supported by strong customer loyalty and attractive supermarket locations. As of December 27, 2014, the Company operated 158 full-service supermarkets, 157 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner. The Company is headquartered in Williamsville, New York.

The Company’s revenues are earned and cash is generated as products are sold to customers at its supermarkets and fuel locations. The Company earns income predominantly by selling products at prices in excess of its costs to make these products available to its customers. These costs include procurement and distribution costs, facility occupancy and operational costs and overhead expenses.

EMPLOYEES

The Company employs approximately 15,100 associates. Approximately 83% of these associates are members of United Food and Commercial Workers (“UFCW”), District Union Local One (“Local One”), or two other UFCW unions. Approximately 4% are members of Teamsters Local 264, working within our warehouse and distribution facilities. All other associates are non-union. The Company is a party to five collective bargaining agreements with Local One expiring between October 2015 and July 2017. The Company has a non-Local One UFCW collective bargaining agreement that expired in February 2015 and is currently in the process of being negotiated, and another non-Local One UFCW collective bargaining agreement that expires in April 2016. The Company is also a party to three collective bargaining agreements with Teamsters Local 264 expiring in August 2019.

STORE PROFILE AND LOCATION

As of December 27, 2014, the Company operated 158 supermarkets with an additional five supermarkets operated by franchisees.

Substantially all of the Company’s supermarkets are either freestanding or located in small neighborhood shopping centers. The Company believes that its supermarkets are strategically positioned and clustered in an efficient and targeted manner, focusing on key regions in Upstate New York and Northern Pennsylvania.

The Company’s corporate supermarkets are located in the following markets:

Market	Number of Stores
Buffalo, NY	57
Syracuse / Mid State, NY	45
Rochester, NY	24
Northeastern NY / Vermont	16
Northern Pennsylvania	16

Total supermarkets	158

The Company has a variety of supermarket sizes that are tailored to the specific needs of the local communities in which the Company operates. The majority of supermarkets are open 24 hours a day, 7 days a week. The following summarizes the number of supermarkets by size categories:

Square Feet	Number of Stores
75,000 and above	19
50,000 to 74,999	39
25,000 to 49,999	59
Under 25,000	41

Total	158

The Company will continue to look for opportunities to further optimize its store profile. This could involve, among other things, acquisitions, disposals, or closings of stores and other restructuring initiatives.

COMPETITION

The supermarket industry is highly competitive. The Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug chains, national general merchandisers and discount retailers, membership clubs, warehouse stores and independent and specialty grocers. We compete on the basis of location, quality of products, service, price, product variety and store conditions and face pressure from existing competitors and the threatened entry of new competitors. Some of the Company’s larger national competitors may have an advantage through stronger buying power and greater capital resources.

SEGMENTS

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli, prepared foods and bakery goods. The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. As of December 27, 2014, 76 corporate supermarkets offered pharmacy services and 51 corporate fuel stations were in operation. The Company’s retail operations, which represent substantially all of its consolidated sales, earnings and total assets, are its only operating segment and reportable segment.

MERCHANDISING

The Company’s supermarkets offer a wide variety of high quality nationally advertised food and non-food products, local specialties and quality private label items. In addition, the Company offers services such as full-service in-store butchers, home meal replacement items, delicatessens, bakeries, organic products, floral departments, greeting cards and a wide variety of health and beauty care items. The Company’s merchandising strategy has created strong brand recognition in the markets in which we operate. The Company positions Tops supermarkets as “one-stop shops,” including such services as pharmacies, Tops branded fuel stations, in-store banking and Tim Hortons self-service coffee and donut kiosks. The Company is the only conventional supermarket chain to offer fuel in the Buffalo and Rochester markets. Additionally, the Company drives customer loyalty through successful bonus card programs. These programs provide loyalty incentives through price discounts and special promotions, including discounts on fuel prices at the Company’s fuel stations. These loyalty card programs also provide the Company with valuable data used to identify customer shopping patterns, preferences and demographics, and to optimize merchandising and inventory management.

SOURCES OF SUPPLY

For the period from December 29, 2013 to December 27, 2014 (“Fiscal 2014”), approximately 61% of the Company’s products were supplied by C&S Wholesale Grocers, Inc. (“C&S”). Although there are a limited number of companies that can supply its supermarkets, the Company believes that other suppliers could provide similar products on comparable terms.

Effective December 22, 2013, in connection with its purchase of all of the membership interests of Erie Logistics, and certain other assets from C&S, the Company modified its existing supply agreement with C&S whereby it resumed warehousing and transportation functions while C&S continues to provide procurement and purchasing services in support of the majority of the Company’s supply chain. This modified supply agreement, which expires on September 24, 2016, sets out the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale in our supermarkets. In consideration for the services it provides under the agreement, C&S is paid a fee based on all merchandise procured and also has incentive income opportunities.

On September 24, 2012, the Company entered into a supplemental supply agreement with C&S to provide services similar to those described above in support of the 21 supermarkets acquired from GU Markets, LLC in October 2012 (the “GU Acquisition”). This agreement expires on September 23, 2022.

Effective May 1, 2013, Tops Markets entered into a member participation agreement with Topco Associates, LLC (“Topco”), a procurement cooperative for food retailers and wholesalers, for the supply of substantially all of the Company’s prescription drugs. Tops Markets must purchase 95% of its branded prescription drugs and 95% of its generic pharmaceutical products through Topco. This agreement expires February 28, 2017.

LICENSES AND TRADEMARKS

The Company’s supermarkets require a variety of licenses and permits that are renewed on a periodic basis. Payment of a fee and adherence to the licensing agency’s requirements are generally the conditions to maintaining these licenses and permits. The Company maintains registered trademarks for nearly all its supermarket banner tradenames and private label brand names, including Tops, Tops Friendly Markets and Orchard Fresh. Trademarks are generally renewable on a 10-year cycle. The Company considers trademarks an important way to establish and protect our brands in a competitive environment.

GOVERNMENT REGULATION

The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health and safety matters. The Company is also subject to the oversight of government agencies that regulate the distribution and sale of alcoholic beverages, pharmaceuticals, tobacco products, milk and other agricultural products and other food items. The Company believes that its operations are in material compliance with these laws and regulations.

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of regulated materials, the exposure of persons to regulated materials, the remediation of contaminated soil and groundwater and the health and safety of its employees.

Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination, and also impose liability for any related damages to natural resources. In addition, under CERCLA and similar state laws, as a person who arranges for the transportation, treatment or disposal of regulated materials, the Company also may be subject to similar liability at sites where such regulated materials come to be located. The Company may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to regulated materials at, from or in the vicinity of current or formerly owned or operated properties or off-site waste disposal sites.

The Company is required to comply with federal, state and local regulations governing underground storage tanks that store fuel or other regulated substances. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the federal Environmental Protection Agency, or EPA, has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent or stricter state or local regulations. The Company has a comprehensive program in place for performing routine tank testing and other compliance activities intended to promptly detect and investigate any potential releases. In addition, the Federal Clean Air Act and similar state laws impose requirements on our emissions from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process.

ITEM 1A.	RISK FACTORS

General economic conditions that impact consumer spending could adversely affect us.

The retail food business is sensitive to general economic conditions. Recessionary economic cycles, increases in interest rates, higher prices for commodities, fuel and other energy, inflation, high levels of unemployment and consumer debt, high tax rates and other economic factors that affect consumer spending or buying habits may make consumers more cautious and materially adversely affect the demand for products we sell in our supermarkets. This may lead to reduced consumer spending, to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery items. Food deflation could reduce sales growth, while food inflation, combined with reduced consumer spending, could reduce gross profit margins.

Furthermore, we may experience additional reductions in traffic in our supermarkets or limitations on the prices we can charge for our products, either of which may reduce our sales and profit margins and have a material adverse effect on our business.

Significant competition in the supermarket industry could adversely affect us.

The supermarket industry, including within our market areas in Upstate New York, Northern Pennsylvania and Vermont, is highly competitive. We compete with various types of retailers, including local, regional, national and international supermarket retailers, convenience stores, retail drug chains, national general merchandisers and discount retailers, membership clubs, warehouse stores and “big box” retailers and independent and specialty grocers. We compete on the basis of location, quality of products, service, price, product variety and store conditions and face pressure from existing competitors and the threatened entry of new competitors. Some of our competitors have attempted to increase market share through expanding their footprint and discount pricing, creating a more difficult environment in which to consistently increase year-over-year sales. Some of our competitors have greater resources and purchasing power than we have. Additionally, some of our competitors are not unionized, resulting in potentially lower labor and benefit costs than we face. Any future consolidation within the supermarket industry could exacerbate these concerns. Our in-store delicatessens and prepared food offerings also face competition from restaurants and fast food chains.

The low profit margins in the grocery industry could adversely affect us.

Profit margins in the grocery industry are very low. In order to increase or maintain our profit margins, we use various strategies to reduce costs, such as productivity improvements, shrink reduction, increased distribution center efficiencies and energy efficiency programs. Our inability to effectively implement these strategies or otherwise manage costs could have a material adverse effect on our financial results.

Increases in fuel, utility and commodity prices could adversely affect us.

We are dependent on the use of trucks to distribute goods to our supermarkets. Therefore, fluctuations in the price of fuel affect our overall cost of doing business. Additionally, increases in the cost of utilities affect the cost of operating our stores and warehouse and distribution facilities, and the cost of goods sold or used by us, including plastic bags, can be significantly impacted by increases in commodity prices. We may not be able to recover these rising costs through increased prices charged to our customers and our results of operations and cash flows could therefore be materially adversely affected.

Increases in wholesale and retail fuel prices could adversely affect us.

Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions and disasters could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases or volatility in wholesale petroleum costs could result in significant increases in our retail price of fuel and could have an adverse effect on our total fuel sales (both in terms of dollars and gallons sold), the profitability of fuel sales and our plans to develop additional fuel centers. Retail gas price volatility could also diminish customer fuel purchases and reduce customer traffic at our supermarkets.

The geographic concentration of our supermarkets creates a heavy exposure to the risks of the local economy and other adverse local conditions.

Our headquarters, our supermarkets and our primary warehouse and distribution facility that services the majority of our supermarkets are located in Upstate New York, Northern Pennsylvania and Vermont and our business is therefore vulnerable to economic downturns in those regions. As a result, we are more susceptible to local conditions than the operations of more geographically diversified competitors and any unforeseen events or circumstances that affect our operating area could also materially adversely affect our business. These conditions include, among other things, an unfavorable business and tax climate, adverse changes in the local economy, unfavorable demographics and population loss.

Severe weather, natural disasters and adverse climate changes may materially adversely affect our business.

Severe weather conditions and other natural disasters in our operating areas or in areas from which we obtain products may materially adversely affect our business. These conditions may result in physical damage to our properties, closure of one or more of our supermarkets or distribution facilities, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our supermarkets, and a reduction in the availability of products in our supermarkets. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops may materially adversely affect the availability or cost of certain products within the grocery supply chain.

Our reliance on a principal supplier for a substantial amount of our products could adversely affect our business.

We acquire substantially all of our grocery, frozen and perishable merchandise requirements from C&S. During Fiscal 2014, products supplied from C&S accounted for approximately 61% of our inventory purchases. Although we have not experienced difficulty in the supply of these products to date, supply interruptions by C&S could occur in the future. Any significant interruption in this supply stream could have a material adverse effect on our business. Other suppliers that could provide similar products are limited in number and we may not be able to secure an alternative supplier on commercially reasonable terms. In addition, a change in suppliers could cause a delay in product supply and a possible loss of sales.

Increases in labor costs and prolonged labor disputes with unionized employees could adversely affect us.

Our largest operating costs are attributable to labor costs and, therefore, our financial performance is greatly influenced by increases in wage and benefit costs, including pension and health care costs, a competitive labor market and the risk of labor disruption of our unionized work force. Approximately 87% of our associates are represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiation. Any labor cost increases or prolonged labor disputes with unionized employees could disrupt our operations and have a material adverse effect on our business.

We are currently required to contribute to two underfunded multiemployer pension plans for our employees and our contribution levels under those plans may increase.

Based on information provided to us, the pension plans for our supermarket employees represented by UFCW and Local One and for our distribution employees represented by New York State Teamsters Conference Local 264 are in critical status. As a result, we have agreed to comply with rehabilitation plans adopted by trustees of these plans that have required annual increases in contribution rates. These rehabilitation plans may be insufficient to remove these plans from critical status and contribution increases greater than those set forth in the rehabilitation plans may be required in the future. Factors that could result in increased contribution levels under these plans in the future include the outcome of collective bargaining with the unions, government regulations, actions taken by trustees who manage these plans, the investment return on plan assets, interest rates, mortality tables and the impact of any withdrawals from the plans by other participating employers.

We face significant potential liability on a withdrawal from the multiemployer pension plan for employees represented by United Food and Commercial Workers, District Union Local One.

We are contingently liable for withdrawal liability to the extent we withdraw, either completely or partially, from the Local One pension plan. Although we do not intend to withdraw from the Local One plan, if we were to withdraw, either completely or partially, we would incur withdrawal liability with respect to our share of the Local One plan’s unfunded vested benefits. The actuary for the Local One plan has estimated that, as of December 31, 2012, our withdrawal liability would have been approximately $334.4 million in the event of our complete withdrawal during the 2013 plan year. We have not yet received estimates for withdrawals in 2014 or 2015. Any withdrawal liability assessed against us in connection with a complete or partial withdrawal would generally be payable to the Local One plan over an amortization schedule under which our aggregate annual payments would be capped based on a formula that takes into account our highest contribution rates in the last ten years. These withdrawal liability payments would be in addition to pension contributions to any new pension plan adopted or contributed to by us to replace the Local One plan.

Although we have no intention to withdraw from the Local One plan, if we did withdraw, there is a risk that our complete withdrawal could be considered a mass withdrawal, in which case our aggregate withdrawal liability obligations could be higher than the amount described above. Adverse changes to pension laws and regulations could exacerbate the risks associated with our participation in the Local One plan.

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

In late January 2014, the Company received notice that the Fund had suspended Erie Logistics as a participating employer pending the Fund’s investigation into the acquisition of Erie Logistics from C&S. This suspension was retroactive to the effective date of the acquisition. During this “suspension” and thereafter through the date of this 10-K, Erie Logistics has continued to make contributions to the Fund as required by the collective bargaining agreements with Teamsters Local 264. The Fund has rejected and returned these contributions. During Fiscal 2014, these rejected contributions totaled $4.2 million. On May 27, 2014, the Fund provided Erie Logistics and C&S with its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund. The Company is vigorously contesting this determination, initially through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable. If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for the liability. Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S. During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014. The monthly conditional payments of withdrawal liability are in addition to pension contributions the Company is required to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements by reason of the Company’s failure to participate in the Fund. An adverse disposition of this grievance could have a significant adverse impact on the Company.

Our substantial indebtedness could materially adversely affect our financial health and our business flexibility.

As of December 27, 2014, we had $815.1 million of indebtedness outstanding (inclusive of $149.0 million of capital lease obligations), and $35.7 million of unused availability under our current asset-based revolving credit facility (“2017 ABL Facility”), after giving effect to $20.7 million of letters of credit outstanding thereunder. Our substantial indebtedness has important consequences for our business. For example, it could:

•	limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

•	make it difficult to service our indebtedness;

•	place us at a competitive disadvantage compared to less leveraged competitors; and

•	prevent us from raising the funds necessary to repurchase any of our outstanding notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the terms of these outstanding notes.

Subject to restrictions in the indentures governing our senior notes, and restrictions in our 2017 ABL Facility, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness.

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service our indebtedness.

Our ability to make payments on and refinance our indebtedness and fund our operations depends on our ability to generate cash in the future. Our historical financial results have been, and our future financial results are expected to be, dependent upon general economic conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to meet our debt service obligations or fund our other liquidity needs, we may need to refinance all or a portion of our debt before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We may not be able to pay our debt or refinance it on commercially reasonable terms, or at all, or to fund our liquidity needs.

If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the 2017 ABL Facility could elect to declare all amounts outstanding under the 2017 ABL Facility immediately due and payable, and the lenders would not be obligated to continue to advance funds under the 2017 ABL Facility. If the amounts outstanding under the 2017 ABL Facility were accelerated, our assets may not be sufficient to repay in full the amounts owed to our other debt holders.

Various aspects of our business are subject to federal, state and local laws and regulations. The impact of these regulations and our compliance with them may require additional capital expenditures and could materially adversely affect our business.

We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, work place safety, public health, community right-to-know, alcoholic beverage sales, tobacco sales and pharmaceutical sales. New York, Pennsylvania and Vermont and several local jurisdictions regulate some of the products and services offered within our supermarkets, including alcoholic beverages. The production and sale of milk, including the price of raw milk, is regulated through federal market orders and price support programs. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, health care, disabled access and work permit requirements. A number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. Compliance with, or changes in, these laws or new laws could require significant capital expenditures, impact our remodel plans and otherwise materially adversely affect our business.

Our pharmacy business is subject to certain government laws and regulations, including those administered and enforced by Medicare, Medicaid, the Drug Enforcement Administration, the Consumer Product Safety Commission, the FTC, the U.S. Food and Drug Administration and local regulators in the states in which we operate. In order to dispense pharmaceutical products, including controlled substances, we are required to register or license our pharmacies and pharmacists and to comply with security, recordkeeping, inventory control and labeling standards. Changes in these regulations may require operational changes or otherwise adversely affect our business. Our pharmacy sales may be reduced if various prescription drugs are converted to over-the-counter medications or if the rate at which new prescription drugs become available slows or prescription drugs are withdrawn from the market. Changes in third-party reimbursement levels for prescription drugs, including changes in Medicare or state Medicaid programs, could have an adverse effect on our business. In addition, our pharmacy business is subject to state and federal prohibitions against certain payments intended to induce referrals of patients or other health care business. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil, administrative and criminal penalties including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in, or exclusion from, government reimbursement programs such as Medicare and Medicaid; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements. Our pharmacy business is also subject to the Health Insurance Portability and Accountability Act, including its obligations to protect the confidentiality of certain patient information and other obligations. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties. Ultimately, compliance with each of these regulations could impact our operations and any non-compliance could materially adversely affect our business.

Certain risks are inherent in providing pharmacy services, and insurance may not be adequate or available to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products, such as risks of liability for products that cause harm to consumers. Although our general liability policies cover pharmacy professional liability, the coverage limits under our insurance programs may not be adequate to protect us against future claims, and we may not be able to maintain this insurance on acceptable terms in the future, or at all. Our business may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation as a result of an error or omission.

If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our recorded liabilities, we may be materially adversely affected.

We use a combination of insurance and self-insurance to cover potential liabilities for claims related to workers’ compensation, automobile and general liability, property loss or damage and employee health care benefits. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions that, by their nature, are subject to a degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and actual claim settlement patterns.

Some of the many sources of uncertainty in our reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original estimates, our business may be materially adversely affected.

Compliance with and potential liability under environmental laws could have a material adverse effect on us. The storage and sale of petroleum products could cause disruptions and expose us to potentially significant liabilities.

Our operations, including our fuel station activities are subject to various laws and regulations relating to the protection of the environment, including those governing the storage, management, disposal and cleanup of hazardous materials. Some environmental laws, such as CERCLA and similar state statutes, impose strict, and under certain circumstances joint and several, liability for costs to remediate a contaminated site, and also impose liability for damages to natural resources. Third-party claims in connection with releases of or exposure to hazardous materials relating to our current or former properties or third-party waste disposal sites can also arise. In addition, the presence of contamination at any of our properties could impair our ability to sell or lease the contaminated properties or to borrow money using any of these properties as collateral. The costs and liabilities associated with any such contamination could be substantial, and could have a material adverse effect on our business.

Refined petroleum products are stored in underground storage tanks at our Lancaster, New York warehouse and at some of our retail locations. Our operations are subject to hazards and risks related to this storage, including fires, explosion, spills, clean-up obligations, personal injury or wrongful death claims, property damage and potential fines and penalties. To the extent insurance is available, there is no assurance it will be adequate to fully compensate us for any liability. The occurrence of a significant event that is not fully insured could have a material adverse effect on our business.

Compliance with environmental laws may require us to make significant capital expenditures in the future. We may not have identified all of the environmental liabilities at our current and former locations, material environmental conditions not known to us may exist, and future laws or regulations may impose material environmental liability or compliance costs. Furthermore, new laws, new interpretations or new administration of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. If we are not able to effectively manage these integrations, or if any significant business activities are interrupted as a result of these integrations, our business could be adversely affected.

We could be adversely affected if our new store construction and remodeling programs are unsuccessful.

We have spent, and intend to continue to spend, significant capital and management resources on the development and implementation of our store remodel and new construction programs. These programs, even if fully implemented, may not be successful and may not improve operating results. The anticipated level of sales and profit margins and return on capital may not be achieved depending on factors such as prevailing competition, development cost and our market position in the area served.

We may be subject to risks in connection with acquisitions.

We have made and will continue to make acquisitions that we believe fit within our overall strategy. We believe these acquisitions have provided and will provide strategic growth opportunities. Achieving the anticipated benefits of these acquisitions will depend in part upon our ability to integrate the acquired companies and/or stores in an efficient and effective manner. Our acquisitions may involve risks including:

•	diversion of our management’s attention to evaluating, negotiating and integrating acquired assets;

•	the challenge and cost of integrating acquired operations, distribution and inventory systems, information management and other technology systems and business cultures with those of ours while carrying on our ongoing business;

•	the potential incurrence of unexpected material liabilities;

•	difficulties associated with coordinating geographically separate organizations or facilities; and

•	the challenge of attracting and retaining personnel associated with acquired operations.

Difficulties with our information technology systems could significantly disrupt our business.

We have large, complex information technology systems that are critical to our business operations. We could encounter difficulties developing new systems or maintaining and upgrading existing systems. These difficulties could lead to significant disruption in our business operations.

We have outsourced our information technology services to HP Enterprise Services, LLC (“HP”). Our information technology hub is located in North Carolina. Any disruption in our relationship with HP or its ability to perform services, including by reason of financial distress, adverse weather conditions, legal actions affecting HP or other factors, could result in significant disruption to our business.

If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have an adverse effect on our business.

We and our customers could suffer harm if customer information is accessed by third parties due to a security failure in our systems. The processing of transactions in our supermarkets requires us to receive and store a large amount of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative action addressing data privacy and security. As a result, we may be subject to more extensive requirements in the future to protect the customer information that we process in connection with the purchases of our products. We may also become exposed to potential liabilities, including fines and penalties, with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Investigations, lawsuits or adverse publicity relating to our methods of handling personal data could result in increased costs and loss of customers.

Food and drug safety concerns and related unfavorable publicity may materially adversely affect us.

We could be materially adversely affected if consumers lose confidence in the safety and quality of the food supply chain. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving products sold at our supermarkets, could discourage consumers from buying our products. The real or perceived sale of contaminated food products by us or our suppliers could result in a loss of consumer confidence and result in product liability claims. To the extent that we are unable to maintain appropriate sanitation and quality standards in our supermarkets and distribution facilities, food safety and quality issues could involve expense and damage to our various brand names. Additionally, concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may have a negative impact on our pharmacy sales.

We are heavily dependent on our key personnel.

Our success is largely dependent on the efforts and skills of our senior management team and other key managers. The loss of the services of one or more of these persons, could have a material adverse effect on our business. In addition, we compete with other potential employers for employees, and we may not succeed in hiring or retaining the executives and other employees that we need. Our inability to hire or retain key personnel could also have a material adverse effect on our business.

Litigation may materially adversely affect our businesses.

Our operations are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies in many other industries. Consequently, we may be a party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our business, including litigation arising from food-related illness. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 27, 2014, the Company operated 158 supermarkets with an additional five supermarkets operated by franchisees. The Company leased 151 and owned seven of the operated supermarkets.

OWNED PROPERTIES

As of December 27, 2014, the Company owned four supermarkets in New York and three supermarkets in Pennsylvania. Refer to Note 9 to the consolidated financial statements contained in Item 8 of this 10-K for information regarding major encumbrances on the Company’s owned properties.

LEASED PROPERTIES

The Company leases most of its supermarkets, which is typical of companies in the retail industry. The Company believes its longstanding presence in many of its locations provides it with the advantage of relatively low rents. The average remaining term on the Company’s leases, including options to renew, is 27 years.

The Company entered into an arrangement with the Town of Lancaster Industrial Development Agency, or IDA, relating to the Company’s warehouse and distribution facility in Lancaster, New York, to effectively maintain its ownership of this facility in a tax efficient manner. Under this arrangement, the facility was conveyed to the IDA and leased back to the Company pursuant to a lease agreement, which expires on December 31, 2017, unless terminated earlier. The lease agreement provides that, upon its termination for any reason, title to the facility will be conveyed back to the Company in exchange for $1.00 plus any outstanding amounts due and payable under the lease agreement. The lease agreement requires the Company to make a series of payments to the IDA which are payments in lieu of taxes and essentially become rent payments. The facility consists of a food distribution warehouse with refrigerated areas and ancillary buildings and comprises 906,600 square feet.

The Company leases its corporate offices and centralized mail distribution center. Its corporate offices are located in Williamsville, New York. The Company believes it has adequate facilities and space for its current and future activities. The Company’s mail center is located in Depew, New York and is the central depository for all mail to the corporate offices and store facilities.

LOCATIONS

Substantially all Tops supermarkets are either freestanding or located in neighborhood shopping centers where it is the marquee tenant. The Company believes that its stores are strategically positioned and clustered in an efficient and targeted manner, focusing on key regions of Upstate New York and Northern Pennsylvania. See “Business – Store Profile and Location” in Item 1 of Part I of this 10-K for more information on the locations of the Company’s stores.

ITEM 3.	LEGAL PROCEEDINGS

The disclosure contained under the heading “Retirement Plans” in Note 14 to the consolidated financial statements contained in Item 8 of this 10-K is hereby incorporated by reference.

The Company is subject to various claims and legal proceedings which arise in the ordinary course of business. While the outcome of these claims and proceedings cannot be predicted with certainty, management does not believe that the outcome of any of these claims and proceedings will have a material effect on our results of operations, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Company’s common stock. The number of record holders of the Company’s common stock is six.

Refer to the discussion in Notes 9 and 12 of the consolidated financial statements in Item 8 of Part II of this 10-K for information regarding cash dividends declared on the Company’s common stock and restrictions on the Company’s ability to pay these dividends.

ITEM 6.	SELECTED FINANCIAL DATA

As more fully discussed in “Company Overview” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, certain members of management acquired and now beneficially own all of the outstanding equity interests of Tops Holding II Corporation (“Holding II”). The acquisition was accounted for as a purchase and “push down accounting” was required to be applied, with the result that purchase accounting adjustments were reflected in the Company’s financial statements. The application of push down purchase accounting resulted in a new basis of accounting in which the total cost of the acquisition of Holding II was allocated to the assets and liabilities using estimates of fair values. Accordingly, these financial statements refer to the Company in the period prior to the acquisition as the “Predecessor Period” and in the period subsequent to the acquisition as the “Successor Period.”

The following table sets forth our selected historical consolidated financial and operating data. The selected historical consolidated financial and operating data as of December 27, 2014 and December 28, 2013 and for Fiscal 2014, the period from December 1, 2013 to December 28, 2013 (“Fiscal 2013 Successor Period”), the period from December 30, 2012 to November 30, 2013 (“Fiscal 2013 Predecessor Period”) and Fiscal 2012 has been derived from our audited consolidated financial statements prepared in accordance with GAAP that are included in Item 8 of Part II of this 10-K. The selected historical consolidated financial and operating data as of December 29, 2012, December 31, 2011 and January 1, 2011 and for Fiscal 2011 and Fiscal 2010 has been derived from our audited consolidated financial statements prepared in accordance with GAAP that are not included in this 10-K. The historical results of Tops Holding LLC and its subsidiaries have been consolidated with those of Holding II as if Holding II were in existence for all periods presented.

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this 10-K.

(Dollars in thousands, except average weekly same store sales per supermarket)

	Successor Period		Predecessor Period
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)
Statements of Comprehensive Loss Data:
Inside sales	$2,283,973	$180,890	$2,080,938	$2,146,524	$2,151,299	$2,107,524
Fuel sales	224,342	16,433	202,578	218,815	204,193	150,012

Net sales	2,508,315	197,323	2,283,516	2,365,339	2,355,492	2,257,536
Operating income	60,754	3,378	39,512	68,556	68,825	10,633
Net (loss) income	(14,667)	(1,882)	(26,579)	(22,950)	5,832	(26,954)

Balance Sheet Data:
Total assets	$1,052,383	$1,071,151	N/A	$676,002	$647,212	$680,351
Long-term liabilities; including obligations under capital lease and financing obligations	883,419	863,570	N/A	689,446	543,256	561,931
Total shareholders’ (deficit) equity	(9,767)	19,027	N/A	(183,272)	(59,464)	(65,511)

Supermarket Operating Data:
Number of supermarkets at end of fiscal period	158	155	155	149	125	127
Average weekly same store sales per supermarket (1) (3)	$282,983	$300,665	$317,949	$325,897	$325,739	$418,465
Same store sales (decrease) increase (1) (2)	(0.3)%	(0.5)%	(0.7)%	(0.7)%	1.4%	0.1%
Number of fuel stations at end of fiscal period	51	47	46	43	38	35
Motor fuel gallons sold (in thousands)	69,495	5,222	60,743	63,438	61,180	57,079

Other Financial Data:
Net cash provided by (used in):
Operating activities	$38,127	$(379)	$60,049	$87,007	$68,651	$49,458
Investing activities	(38,910)	(6,234)	(53,932)	(67,054)	(45,209)	(113,933)
Financing activities	(2,814)	11,377	(13,390)	(6,712)	(21,680)	62,172
Total depreciation and amortization	69,177	5,010	64,975	67,802	67,053	77,315
Capital expenditures	38,910	6,234	47,937	37,565	45,575	49,663

(1)	We define “same store sales” as the change in year-over-year inside sales (net sales excluding fuel sales), excluding franchise revenue, for “same stores.” We include a supermarket in “same stores” after its thirteenth full four-week period of operation.

(2)	To calculate the same store sales increase for Fiscal 2010, we have excluded the first week of Fiscal 2009 (a 53-week fiscal year).
(3)	The decrease in average weekly same store sales per supermarket in Fiscal 2014, and the Fiscal 2013 Successor and Predecessor periods is due to supermarkets acquired in the October 2012 GU Acquisition, which are generally much smaller in size and have lower average sales volumes. These supermarkets became same stores late during the Fiscal 2013 Predecessor Period. The decrease in average weekly same store sales per supermarket in Fiscal 2011 is due to the retained Penn Traffic supermarkets that were acquired in January 2010, which are generally much smaller in size and have lower average sales volumes. These supermarkets became same stores during early Fiscal 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes and other financial information appearing elsewhere in this 10-K.

COMPANY OVERVIEW

We are a leading supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our market area, supported by strong customer loyalty and attractive supermarket locations. As of December 27, 2014, we operated 158 full-service supermarkets, 157 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.

On November 14, 2013, Morgan Stanley Private Equity and other stockholders of Holding II, Tops MBO Corporation (“Tops MBO Co”) and Holding II signed a Purchase and Sale Agreement pursuant to which Tops MBO Co agreed to purchase substantially all of the common stock of Holding II (the “Management Purchase”). Tops MBO Co is owned and controlled by members of our management. The Management Purchase closed effective December 1, 2013. Prior to the Management Purchase, members of management owned approximately 7% of the outstanding equity interests in Holding II. As a result of the Management Purchase, management now beneficially owns all of the outstanding equity interests of Holding II.

BASIS OF PRESENTATION

We operate on a 52/53 week fiscal year ending on the Saturday closest to December 30. Our fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years. Our first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods.

As a result of the Management Purchase, through their ownership of Tops MBO Co and through direct ownership of five shares of Holding II, management now beneficially owns all of the outstanding equity interests of Holding II. This acquisition was accounted for as a purchase and “push down accounting” was required to be applied, with the result that purchase accounting adjustments were reflected in the Company’s financial statements. The application of push down purchase accounting resulted in a new basis of accounting in which the total cost of the purchase of Holding II was allocated to the assets and liabilities using estimates of fair values based on an allocation of the Tops MBO Co purchase price. Accordingly, our consolidated financial statements refer to the period prior to the acquisition as the “Predecessor Period” and in the period subsequent to the acquisition as the “Successor Period.”

The period from December 29, 2013 to December 27, 2014 (“Fiscal 2014”) included 52 weeks. The period from December 1, 2013 to December 28, 2013 (“Fiscal 2013 Successor Period”) included four weeks. The period from December 30, 2012 to November 30, 2013 (“Fiscal 2013 Predecessor Period”) included 48 weeks. The period from January 1, 2012 to December 29, 2012 (“Fiscal 2012”) included 52 weeks. In this discussion, we refer to the combined Fiscal 2013 Successor Period and Fiscal 2013 Predecessor Period as “Fiscal 2013.”

RECENT EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS

GU Acquisition

In October 2012, we completed the GU Acquisition. The 21 acquired supermarkets contributed net sales of $104.6 million, $7.5 million, $99.4 million and $22.3 million during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively.

December 2012 Financing and Dividend Activities

On December 20, 2012, we issued $460.0 million of senior secured notes, bearing yearly interest of 8.875% (“Holding I Notes”). The proceeds from these notes were used to redeem our previously outstanding $350.0 million senior secured notes, pay a $100.0 million dividend to our shareholders and pay fees and expenses related to the issuance. The dividend amount was determined based upon the amount of debt issuable on reasonable credit terms while maintaining acceptable leverage and interest coverage levels. Also during December 2012, we amended and restated our asset-based revolving credit facility.

May 2013 Financing and Dividend Activities

On May 15, 2013, we issued $150.0 million of unsecured senior notes, bearing yearly cash interest of 8.75% (“Holding II Notes”). The proceeds from these notes were used to pay a $141.9 million dividend to our shareholders. The dividend amount was determined based upon the amount of debt issuable on reasonable credit terms while maintaining acceptable leverage and interest coverage levels.

2014 Dividends

On March 31, 2014 and June 30, 2014, we paid dividends of $2.4 million and $2.3 million, respectively, to Tops MBO Co to fund the quarterly principal and interest payments under the MBO Co Loan. On September 25, 2014, we paid a dividend of $7.9 million to Tops MBO Co to fund the repayment of the remaining principal balance and accrued and unpaid interest on the MBO Co Loan.

Management Purchase

In connection with the Management Purchase, we allocated the purchase price of the Holding II stock to the fair value of assets and liabilities acquired. The most significant impacts of this allocation resulted in the increased valuation of property and equipment, goodwill and intangible assets, and the adjustment of capital lease obligation amounts. The revaluation of property and equipment and definite-lived intangible assets resulted in an increase in depreciation and amortization expense for Fiscal 2014 and the Fiscal 2013 Successor Period of $2.5 million and $0.2 million, respectively, compared to what otherwise would have been recognized. This increased level of depreciation and amortization is expected to continue into Fiscal 2015 and beyond absent other changes in depreciation and amortization expense.

Also as part of the Management Purchase, we incurred $1.0 million and $14.8 million of transaction costs during the Fiscal 2013 Successor and Predecessor periods, respectively, of which $0.6 million had been paid as of December 28, 2013, with the remaining amount paid during Fiscal 2014.

RESULTS OF OPERATIONS

Fiscal 2014 Compared with Fiscal 2013

Summary

The results of operations during Fiscal 2014 compared to Fiscal 2013 were impacted by the six acquired supermarkets and three new supermarkets opened since January 2013. Our Fiscal 2013 results reflect $15.8 million of transaction costs associated with the Management Purchase, $6.8 million of bonuses paid to stock option holders following the May 2013 dividend, and incremental stock-based compensation expense of $3.7 million associated with stock option modifications. Additionally, Fiscal 2014 operating income was negatively impacted by an increase in utility costs of $3.6 million as compared to Fiscal 2013.

.

Net Sales

The following table includes the components of our net sales for Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period.

(Dollars in thousands)

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)
Inside sales	$2,283,973	$180,890	$2,080,938
Fuel sales	224,342	16,433	202,578

Net sales	$2,508,315	$197,323	$2,283,516

Inside sales increased $22.1 million, or 1.0%, during Fiscal 2014 compared with Fiscal 2013 due to the $25.4 million incremental contribution of six acquired supermarkets and three new supermarkets opened since January 2013. This increase was partially offset by a 0.3% decrease in same store sales. Same store sales is the change in period-over-period inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.

Fuel sales increased during Fiscal 2014 compared with Fiscal 2013 due to a 5.4% increase in the number of gallons sold due to the addition of eight new fuel stations since May 2013. This increase was partially offset by a 2.8% decrease in the average retail price per gallon, net of applicable discounts.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period.

(Dollars in thousands)

	Successor				Predecessor
	Fiscal 2014 (52 weeks)	% of Net Sales	Fiscal 2013 (4 weeks)	% of Net Sales	Fiscal 2013 (48 weeks)	% of Net Sales
Cost of goods sold	$(1,751,793)	69.8%	$(139,914)	70.9%	$(1,589,850)	69.6%
Distribution costs	(50,005)	2.0%	(3,334)	1.7%	(45,583)	2.0%

Gross profit	$706,517	28.2%	$54,075	27.4%	$648,083	28.4%

As a percentage of net sales, cost of goods sold increased during Fiscal 2014 compared with Fiscal 2013 due to a change in LIFO inventory valuation adjustments from income of $0.7 million during Fiscal 2013 to expense of $2.7 million during Fiscal 2014. Excluding the impact of non-cash LIFO adjustments, cost of goods sold as a percentage of net sales was 69.7% during both Fiscal 2014 and Fiscal 2013.

As a percentage of net sales, distribution costs remained consistent during Fiscal 2014 compared with Fiscal 2013.

Operating Expenses

The following table includes a comparison of operating expenses for Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period.

(Dollars in thousands)

	Successor				Predecessor
	Fiscal 2014 (52 weeks)	% of Net Sales	Fiscal 2013 (4 weeks)	% of Net Sales	Fiscal 2013 (48 weeks)	% of Net Sales
Wages, salaries and benefits	$346,199	13.8%	$26,798	13.6%	$315,036	13.8%
Selling and general expenses	124,925	5.0%	9,335	4.7%	107,424	4.7%
Administrative expenses	68,728	2.7%	6,120	3.1%	91,173	4.0%
Rent expense, net	25,707	1.0%	2,123	1.1%	22,842	1.0%
Depreciation and amortization	58,767	2.3%	4,349	2.2%	51,240	2.2%
Advertising	21,437	0.9%	1,972	1.0%	19,236	0.8%
Impairment	—	N/A	—	N/A	1,620	0.1%

Total	$645,763	25.7%	$50,697	25.7%	$608,571	26.6%

Wages, Salaries and Benefits

Wages, salaries and benefits remained relatively consistent during Fiscal 2014 compared with Fiscal 2013.

Selling and General Expenses

The increase in selling and general expenses during Fiscal 2014 compared with Fiscal 2013 is largely the result of a $3.6 million increase in utility costs attributable to higher electricity commodity costs during the first quarter of Fiscal 2014, as well as greater usage given colder than normal winter temperatures. Elevated utility costs are not expected to continue beyond Fiscal 2014 as commodity costs have returned to more normalized levels.

Administrative Expenses

Administrative expenses decreased $28.6 million during Fiscal 2014 compared with Fiscal 2013. The decrease reflects $1.0 million and $14.8 million of transaction costs related to the Management Purchase during the Fiscal 2013 Successor and Predecessor periods, respectively. Additionally, we paid bonuses of $6.8 million to stock option holders following the May 2013 dividend, and incurred incremental stock-based compensation expense of $3.7 million associated with stock option modifications during the Fiscal 2013 Predecessor Period.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during Fiscal 2014 compared to Fiscal 2013.

Depreciation and Amortization

Depreciation and amortization increased $3.2 million during Fiscal 2014 compared with Fiscal 2013. The increase is primarily attributable to $2.3 million of incremental depreciation and amortization expense during Fiscal 2014 due to the increase in the fair values of property and equipment and definite-lived intangible assets resulting from acquisition accounting for the Management Purchase. This increased level of depreciation and amortization is expected to continue into Fiscal 2015 and beyond absent other changes in depreciation and amortization expense.

Advertising

Advertising remained relatively consistent during Fiscal 2014 compared with Fiscal 2013.

Impairment

During August 2013, we made the determination to abandon the use of software procured for use in our point-of-sale system. Accordingly, we wrote off software assets with an aggregate net carrying value of $1.6 million as an impairment in the consolidated statement of comprehensive loss during the Fiscal 2013 Predecessor Period.

No impairments were recognized during Fiscal 2014 or the Fiscal 2013 Successor Period.

Interest Expense, Net

The $12.5 million increase in interest expense during Fiscal 2014 compared to Fiscal 2013 is attributable to a $6.3 million increase in interest related to higher long-term debt levels, primarily the result of our May 2013 financing activities. Also, there was a $6.1 million increase in interest related to capital lease obligations due to acquisition accounting for the Management Purchase that resulted in the reset of repayment amortization schedules.

Income Tax Benefit (Expense)

The income tax benefit of $7.5 million during Fiscal 2014 reflects of our loss before income taxes. This benefit was partially offset by the establishment of additional valuation allowance against net deferred tax assets, excluding our deferred tax liability for the indefinite-lived tradename, during Fiscal 2014 and the impact of non-deductible expenses. See Note 11 to our consolidated financial statements in Item 8 of this 10-K for additional details.

The income tax expense of $0.4 million during Fiscal 2013 reflects our combined loss before income taxes. This impact was more than offset by the establishment of additional valuation allowance against net deferred tax assets during the Fiscal 2013 Predecessor Period, the reversal of a deferred tax asset related to stock-based compensation expense, and the impact of non-deductible expenses. See Note 11 to our consolidated financial statements in Item 8 of this 10-K for additional details.

Net Loss

Our net loss decreased $13.8 million during Fiscal 2014 compared with Fiscal 2013 for the reasons described above.

Fiscal 2013 Compared with Fiscal 2012

Summary

The results of operations during Fiscal 2013 when compared with Fiscal 2012 were significantly impacted by acquired supermarkets, including 21 supermarkets acquired in the October 2012 GU Acquisition and eight additional acquired supermarkets, and three new supermarket openings since July 2012. Operating income was negatively impacted by $15.8 million of transaction costs associated with the Management Purchase, incremental utility costs of $7.1 million, bonuses of $6.8 million paid to stock option holders following the May 2013 dividend, and incremental stock-based compensation expense of $3.1 million associated with stock option modifications.

Net Sales

The following table includes the components of our net sales for the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012.

(Dollars in thousands)

	Successor	Predecessor
	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)
Inside sales	$180,890	$2,080,938	$2,146,524
Fuel sales	16,433	202,578	218,815

Net sales	$197,323	$2,283,516	$2,365,339

Inside sales increased $115.3 million, or 5.4%, during Fiscal 2013 compared with Fiscal 2012 due to the $131.8 million incremental contribution of 29 acquired supermarkets and three new supermarkets opened since July 2012, net of the impact of one supermarket closure. This increase was partially offset by a 0.7% decrease in same store sales. Same store sales were impacted by the cannibalization effect on sales from the acquired and new supermarkets opened since July 2012 and sluggish economic conditions that have continued to drive customers to buy less and trade down to products with lower retail prices.

Fuel sales were relatively flat during Fiscal 2013 compared with Fiscal 2012. A 4.0% increase in the number of gallons sold, primarily due to the addition of nine new fuel stations since April 2012, was largely offset by a 3.7% decrease in the average retail price per gallon, net of applicable discounts.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012.

(Dollars in thousands)

	Successor		Predecessor
	Fiscal 2013 (4 weeks)	% of Net Sales	Fiscal 2013 (48 weeks)	% of Net Sales	Fiscal 2012 (52 weeks)	% of Net Sales
Cost of goods sold	$(139,914)	70.9%	$(1,589,850)	69.6%	$(1,654,093)	69.9%
Distribution costs	(3,334)	1.8%	(45,583)	2.0%	(46,663)	2.0%

Gross profit	$54,075	27.4%	$648,083	28.4%	$664,583	28.1%

At 69.7% of net sales, the decrease in cost of goods sold during Fiscal 2013 compared with Fiscal 2012 was due to a $2.4 million increase in gross margin on relatively consistent fuel sales. The increase in this percentage during the Fiscal 2013 Successor Period was attributable to seasonality, including promotional activity and sales mix changes during the December holiday season. As a percentage of net sales, distribution costs remained relatively consistent during Fiscal 2013 compared with Fiscal 2012.

Operating Expenses

The following table includes a comparison of operating expenses for the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012.

(Dollars in thousands)

	Successor		Predecessor
	Fiscal 2013 (4 weeks)	% of Net Sales	Fiscal 2013 (48 weeks)	% of Net Sales	Fiscal 2012 (52 weeks)	% of Net Sales
Wages, salaries and benefits	$26,798	13.6%	$315,036	13.8%	$320,626	13.6%
Selling and general expenses	9,335	4.7%	107,424	4.7%	99,841	4.2%
Administrative expenses	6,120	3.1%	91,173	4.0%	82,404	3.5%
Rent expense, net	2,123	1.1%	22,842	1.0%	21,225	0.9%
Depreciation and amortization	4,349	2.2%	51,240	2.2%	52,617	2.2%
Advertising	1,972	1.0%	19,236	0.8%	19,314	0.8%
Impairment	—	N/A	1,620	0.1%	—	N/A

Total	$50,697	25.7%	$608,571	26.6%	$596,027	25.2%

Wages, Salaries and Benefits

Wages, salaries and benefits were 13.8% of net sales during Fiscal 2013. The increase compared with Fiscal 2012 was due to general wage and benefits increases to union associates, as well as investments in labor during the rebannering and grand re-openings of the acquired Grand Union supermarkets during the Fiscal 2013 Predecessor Period.

Selling and General Expenses

The increase in selling and general expenses as a percentage of net sales during Fiscal 2013 compared with Fiscal 2012 was largely the result of a combined $7.1 million increase in utility costs, primarily attributable to higher commodity costs for electricity. Also, during Fiscal 2012, we recorded a $1.2 million reversal of a liability attributable to the transition services agreement entered into by the Company following the acquisition of the Penn Traffic supermarkets in 2010.

Administrative Expenses

Administrative expenses of $97.3 million during Fiscal 2013 represented a $14.9 million increase compared with Fiscal 2012. The increase reflects $1.0 million and $14.8 million of transaction costs related to the Management Purchase during the Fiscal 2013 Successor and Predecessor periods, respectively. Additionally, we paid bonuses of $6.8 million to stock option holders following the May 2013 dividend, and incurred incremental stock-based compensation expense of $3.1 million associated with stock option modifications during the Fiscal 2013 Predecessor Period. These factors were partially offset by a combined $4.3 million reduction in bonus expense due to the overall 2013 financial performance versus budget.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense increased $3.7 million to $25.0 million during Fiscal 2013 compared with Fiscal 2012, primarily attributable to acquired and new supermarkets opened since July 2012.

Depreciation and Amortization

As a percentage of net sales, depreciation and amortization remained relatively consistent during Fiscal 2013 compared with Fiscal 2012.

Advertising

Advertising remained relatively consistent during Fiscal 2013 compared with Fiscal 2012.

Impairment

During August 2013, we made the determination to abandon the use of software procured for use in our point-of-sale system. Accordingly, we wrote off software assets with an aggregate net carrying value of $1.6 million as an impairment in the consolidated statement of comprehensive loss during the Fiscal 2013 Predecessor Period.

No impairments were recognized during the Fiscal 2013 Successor Period or Fiscal 2012.

Loss on Debt Extinguishment

During December 2012, we satisfied and discharged our obligations under our $350.0 million senior secured notes and amended and restated our asset-based revolving credit facility. In connection with these financing activities, we recorded a $31.2 million loss on debt extinguishment during Fiscal 2012. See Note 9 to our consolidated financial statements in Item 8 of this 10-K for additional details.

Interest Expense, Net

Interest expense during Fiscal 2013 totaled $70.9 million, a $12.0 million increase from $58.9 million during Fiscal 2012. The increase was attributable to a $14.5 million increase in interest related to higher long-term debt levels as a result of our December 2012 and May 2013 financing activities. This was partially offset by a $1.7 million reduction in capital lease interest expense due to the decrease in outstanding principal balances.

Income Tax Benefit (Expense)

The income tax expense of $0.4 million during Fiscal 2013 reflects our combined loss before income taxes. This impact was more than offset by the establishment of additional valuation allowance against net deferred tax assets during the Fiscal 2013 Predecessor Period, the reversal of a deferred tax asset related to stock-based compensation expense, and the impact of non-deductible expenses. See Note 11 to our consolidated financial statements in Item 8 of this 10-K for additional details.

Income tax expense during Fiscal 2012 reflects our loss before income taxes, the impact of which was more than offset by the establishment of additional valuation allowance against net deferred tax assets. See Note 11 to our consolidated financial statements in Item 8 of this 10-K for additional details.

Net Loss

Our net loss increased $5.5 million during Fiscal 2013 compared with Fiscal 2012 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash are cash flows generated from our operations and borrowings under our 2017 ABL Facility. Our 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for future upsizing with up to $50.0 million of incremental commitments if certain conditions are met. As of December 27, 2014, the unused availability under our 2017 ABL Facility was $35.7 million, after giving effect to the borrowing base calculation, $20.7 million of letters of credit outstanding and $52.0 million of borrowings outstanding. We expect that cash generated from operations and availability under our 2017 ABL Facility will permit us to fund our debt service requirements, investments in working capital, capital expenditures, acquisitions and other cash requirements for at least the next twelve months. We do not expect to make dividends of significant size in the near future; however, we may pay dividends to our stockholders from time to time. Our financial flexibility will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control. Although unforeseen, if faced with the need to increase liquidity, we could readily respond through the control of variable operating expenses (for example, by adjusting employment levels) and through the scale back of planned capital expenditure and acquisition activities.

During January 2015, the Company sold pharmacy scripts and inventory related to 27 of its in-store pharmacies for cash proceeds of $14.9 million. These pharmacies were then closed. See Note 18 to our consolidated financial statements in Item 8 of this 10-K

On December 1, 2013, the Management Purchase was consummated. Of the total cash consideration of $20.9 million, $4.3 million was funded through the use of available Company cash. Additionally, we incurred $15.8 million of transaction costs, of which $0.6 million had been paid as of December 28, 2013, with the remaining amount paid during Fiscal 2014.

On May 15, 2013, Tops Holding II Corporation issued the Notes due 2018 (also referred to as the “Holding II Notes”). The proceeds from these notes were used to pay a $141.9 million dividend to Tops Holding II Corporation’s stockholders.

On December 20, 2012, Tops Holding LLC (formerly known as Tops Holding Corporation) and Tops Markets, LLC issued the Notes due 2017 (also referred to as the “Holding I Notes”). The proceeds from these notes were used to redeem the previously outstanding $350.0 million senior secured notes, pay a $100.0 million dividend to the shareholders of Tops Holding LLC and pay fees and expenses related to the issuance. Also during December 2012, we amended and restated our asset-based revolving credit facility. See Note 9 to our consolidated financial statements included in Item 8 of this 10-K for further description of our credit facilities.

During early October 2012, we completed the GU Acquisition and acquired 21 retail supermarkets in Upstate New York and Vermont. The $27.6 million aggregate purchase price was funded using cash on hand.

On June 15, 2015, semi-annual cash interest payments totaling $27.0 million are payable related to our Holding I Notes and Holding II Notes. We expect these payments will be primarily funded through cash from operations. No principal amounts are payable related to these notes until their respective maturities on December 15, 2017 and June 15, 2018.

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)
Cash provided by (used in):
Operating activities	$38,127	$(379)	$60,049	$87,007
Investing activities	(38,910)	(6,234)	(53,932)	(67,054)
Financing activities	(2,814)	11,377	(13,390)	(6,712)

Cash provided by operating activities decreased $21.5 million during Fiscal 2014 compared to Fiscal 2013 as changes in operating assets and liabilities represented a use of cash of $17.0 million during Fiscal 2014 compared to a source of cash of $9.2 million during Fiscal 2013. This year-over-year change was largely attributable to $15.2 million of transaction costs paid during Fiscal 2014 related to the Management Purchase. Earnings, adjusted for non-cash income and expenses, increased $4.6 million during Fiscal 2014 compared to Fiscal 2013. This increase was partially attributable to $6.8 million of bonuses paid to stock option holders following the May 2013 dividend.

Cash provided by operating activities decreased $27.3 million during Fiscal 2013 compared with Fiscal 2012 due to a $31.5 million decrease in earnings, adjusted for non-cash income and expenses. This decrease was partially due to $6.8 million of bonuses paid to stock option holders following the May 2013 dividend and a $7.1 million increase in utility costs, primarily attributable to higher commodity costs for electricity. Additionally, we experienced an $11.7 million increase in interest expense attributable to higher long-term debt levels as a result of our December 2012 and May 2013 financing activities. Changes in operating assets and liabilities represented a source of cash of $9.2 million during Fiscal 2013, compared with a source of cash of $5.1 million during Fiscal 2012.

Cash used in investing activities decreased $21.3 million during Fiscal 2014 compared with Fiscal 2013 due to a $15.3 million decrease in normal capital expenditure investments and cash consideration of $6.0 million paid in connection with the acquisition of four independent supermarkets during May 2013. We expect to invest $30 million to $40 million in capital expenditures during Fiscal 2015, primarily related to new supermarket locations, remodels and maintenance activities. We expect to fund these capital expenditures primarily from cash from operations.

Cash used in investing activities decreased $6.9 million during Fiscal 2013 compared with Fiscal 2012 due to the $27.6 million acquisition of the Grand Union supermarkets during Fiscal 2012. Partially offsetting this was a $16.6 million increase in normal capital expenditure investments during Fiscal 2013.

Cash used in financing activities increased $0.8 million during Fiscal 2014 compared with Fiscal 2013. The increase reflects a $22.6 million change in revolving credit facility activity from net borrowings of $19.8 million during Fiscal 2013 to net repayments of $2.8 million during Fiscal 2014. Fiscal 2014 also includes $12.6 million of dividends to Tops MBO Co. Largely offsetting these impacts were $25.4 million of proceeds from the sale of nine supermarket locations during March 2014 and September 2014 as part of sale-leaseback financing transactions. The Fiscal 2013 Predecessor Period included $148.5 million of net proceeds from the issuance of the Holding II Notes, the $141.9 million dividend paid to our shareholders and $9.7 million of deferred financing costs incurred related to the notes issuance. Also, during the Fiscal 2013 Predecessor Period, $4.3 million was used to redeem stock from stockholders.

Cash used in financing activities decreased $4.7 million during Fiscal 2013 compared with Fiscal 2012. During Fiscal 2013, our revolving credit facility borrowings increased $19.8 million, compared with a $30.0 million increase during Fiscal 2012. During the Fiscal 2013 Predecessor Period, $4.3 million was used to redeem stock from stockholders, while $20.9 million of costs were incurred during Fiscal 2012 in connection with the extinguishment of our previously outstanding $350.0 million senior secured notes.

Contractual Obligations

The following table sets forth a summary of our contractual obligations as of December 27, 2014:

(Dollars in thousands)

	Payments due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt:
Holding I Notes(1)	$—	$—	$460,000	$—	$—	$—	$460,000
Holding II Notes(2)	—	—	—	150,000	—	—	150,000
Other long-term debt	1,983	2,076	52,681	36	37	400	57,213
Interest(3)	76,824	75,626	70,814	22,206	14,085	66,704	326,259
Operating leases(4)	31,401	32,631	36,299	38,656	39,833	211,490	390,310
Capital leases(4)	8,653	8,702	8,363	6,996	6,558	40,105	79,377
Purchase obligations(5)	15,118	15,038	14,911	—	—	—	45,067
Other liabilities(6)	64,755	66,980	69,885	6,820	4,704	3,119	216,263

Total	$198,734	$201,053	$712,953	$224,714	$65,217	$321,818	$1,724,498

(1)	No principal amounts are due on the Holding I Notes until December 15, 2017.
(2)	No principal amounts are due on the Holding II Notes until June 15, 2018.
(3)	Amount primarily includes contractual interest payments related to the Holding I Notes, Holding II Notes, capital leases and other long-term debt.
(4)	Amount primarily includes contractual rent payments on operating leases and principal payments on capital leases. Additionally, some of our lease agreements provide us with options to renew. We have not included renewal options in our future minimum lease amounts for renewals that are not reasonably assured. Our future operating lease obligations will change if we exercise these renewal options.
(5)	In addition to the purchase obligations reflected in the table above, we enter into supply contracts to purchase products for resale in the ordinary course of business. This category of contracts covers a broad spectrum of products and sometimes includes specific merchandising obligations relative to those products. These supply contracts typically include either a volume commitment or a fixed expiration date, pricing terms based on the vendor’s published list price, termination provisions and other standard contractual considerations. Our obligation related to these contracts is typically limited to return of unearned allowances and therefore no amounts have been included above. Purchase obligations above represent the outsourcing of a major portion of our information system functions. In July 2010, we extended our existing IT outsourcing agreement with HP through December 31, 2017 to cover a wide range of information systems services. Under the agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates.
(6)	Other liabilities consist of health and welfare benefits and multiemployer pension plan contributions under collective bargaining agreements, as well as other pension and post-retirement benefits. Such does not include the funding for the multiemployer pension plan withdrawal liability.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One. The Local One plan generally provides retirement benefits to participants based on their service to contributing employers. We are contingently liable for withdrawal liability in the event that we withdraw from the Local One plan. The actuary for the Local One plan has estimated that, as of December 31, 2012, our withdrawal liability would have been approximately $334.4 million in the event of our complete withdrawal from the Local One plan during 2013. We have not yet received estimates for complete withdrawal occurring in 2014 or 2015. In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements. We have no intention to withdraw from the Local One plan. During Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, we made contributions of $10.6 million, $0.8 million, $9.2 million and $9.4 million, respectively, to this plan. We are required to increase our annual contributions to the Local One plan pursuant to our current collective bargaining agreements and the Local One plan’s current rehabilitation plan.

As a result of our acquisition of Erie Logistics from C&S in December 2013, we are obligated to contribute to the New York State Teamsters Conference Pension and Retirement Fund. Our required annual contribution to the Fund for Fiscal 2014 was approximately $4.5 million.

We are contingently liable for withdrawal liability in the event of a withdrawal from the Fund, which includes any withdrawal liability imposed on Erie Logistics for which C&S is liable. In late January 2014, we received notice that the Fund had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition.

Notwithstanding the suspension, we continued to tender contributions to the Fund for the Erie Logistics associates as required by the collective bargaining agreements with Teamsters Local 264. The Fund has rejected and returned these contributions to date. We have established a separate interest bearing account to hold these contributions.

On May 27, 2014, the Fund provided notice to Erie Logistics and C&S of its determination that Erie Logistics’ incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million payable in, a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months. If it were ultimately determined that Erie Logistics incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability. Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S. Although we are vigorously contesting the withdrawal determination, during the pendency of the proceeding to contest such determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014. These monthly conditional payments of withdrawal liability, totaling $3.8 million during Fiscal 2014, are in addition to pension contributions the Company has tendered which the Fund has rejected and returned, as discussed in Note 14 to our consolidated financial statements included in Item 8 of this 10-K.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at December 27, 2014 consisted of operating leases, disclosed in the contractual obligations table above, and any potential withdrawal liability obligations under our multi-employer pension plans. We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Product cost inflation could vary from our estimates due to general economic conditions, weather, availability of raw materials and ingredients in the products that we sell and their packaging, and other factors beyond our control.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. We have provided a description of all of our significant accounting policies in Note 1 to our consolidated financial statements in Item 8 of this 10-K. We believe that of these significant accounting policies, the following may involve a higher degree of judgment or complexity.

Vendor Allowances

We receive allowances from many of the vendors whose products we stock in our supermarkets. Allowances are received for a variety of merchandising activities, which consist of the inclusion of vendor products in our advertising, placement of vendor products in prominent locations in our supermarkets, introduction of new products, exclusivity rights in certain categories of products and temporary price reductions offered to customers on products held for sale. We also receive vendor allowances associated with buying activities such as volume purchase rebates and rebates for purchases made during specific periods.

We record a receivable for vendor allowances for which we have fulfilled our contractual commitments but have not received payment from the vendor. When payment for vendor allowances is received prior to fulfillment of contractual terms or before the programs necessary to earn such allowances are initiated, we record such amounts as deferred income or vendor allowances received in advance, respectively, which are classified within accrued expenses and other current liabilities and other long-term liabilities in our consolidated balance sheets. Once all contractual commitments have been met, we record vendor allowances as a reduction of the cost of inventory. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold based on an inventory turns calculation. Accordingly, when the inventory is sold, the vendor allowances are recognized as a reduction of the cost of goods sold. The amount and timing of recognition of vendor allowances, as well as the amount of vendor allowances remaining as deferred income or vendor allowances received in advance, requires management judgments and estimates. Management determines these amounts based on estimates of current year purchase volume using forecasted and historical data and review of average inventory turnover. These judgments and estimates impact our reported operating earnings and accrued deferred income.

Inventory Valuation

We value inventories at the lower of cost or market using the last-in, first-out, or LIFO, method. Our inventory balances consist primarily of finished goods. Inventory costs include the purchase price of the product and freight charges to deliver the product and are net of certain cash or non-cash consideration received from vendors.

Cost is determined using the retail method. Under the retail method, the valuation of inventories, and the resulting gross margins, is determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost, as well as the resulting gross margins. Our cost to retail ratios contain uncertainties as the calculation requires management to make assumptions and apply judgment regarding inventory mix, inventory spoilage and shrink. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

Physical inventory counts are taken on a cycle basis. We record an estimated inventory shrinkage reserve for the period between each store’s last physical inventory and the consolidated balance sheet date.

Valuation of Tradename

In accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” or ASC 350, we do not amortize the Tops tradename, which is deemed to have an indefinite useful life.

The Tops tradename is tested for impairment whenever events or circumstances make it more likely than not that an impairment may have occurred, or at least annually, in accordance with ASC 350. We have identified December 1 as the impairment test date for the Tops tradename. Our impairment review is based on a relief from royalty method that requires significant judgment with respect to future volume, revenue growth assumptions, and the selection of the appropriate discount and royalty rates.

We use estimates based on expected trends in making these assumptions. An impairment loss, if necessary, is recorded as the excess of the carrying value over the net present value of estimated cash flows, which represents the estimated fair value of the asset. We did not recognize any impairment losses related to the Tops tradename during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period or Fiscal 2012. In connection with our December 1, 2014 impairment review, the fair value of the tradename was approximately 9% greater than the carrying value.

Valuation of Long-lived Assets

It is our policy to review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important, and which could trigger an impairment review, include the following:

•	significant under-performance of a store in relation to expectations;

•	significant negative industry or economic trends;

•	competitive openings; and

•	significant changes or planned changes in our use of the assets.

We determine whether the carrying value of our long-lived assets, including property and equipment and finite-lived intangible assets may not be recoverable based upon the existence of one or more of the foregoing or other indicators of impairment. We determine if impairment exists relating to long-lived assets by comparing future undiscounted cash flows to the asset’s carrying value. If the carrying value is greater than the undiscounted cash flows, we measure the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. The projected cash flows for each asset group considers multiple factors including store sales over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. Because of the significance of long-lived assets and finite-lived intangible assets and the judgments and estimates that go into the fair value analysis, we believe that our policies regarding impairment are critical. As discussed in Note 10 to the consolidated financial statements in Item 8 of this 10-K, the Company recorded an impairment charge of $1.6 million during the Fiscal 2013 Predecessor Period. There were no impairment charges recorded during Fiscal 2014, the Fiscal 2013 Successor Period or Fiscal 2012.

Goodwill

We review goodwill for impairment annually on December 1, and upon the occurrence of trigger events. Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of the Company for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If potential for impairment is identified, our fair value is measured against the fair value of our underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of our goodwill. Goodwill impairment is recognized for any excess of the carrying value of our goodwill over the implied fair value. There was no goodwill impairment recorded during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period or Fiscal 2012. In connection with our December 1, 2014 impairment review, the fair value of the Company’s one reporting unit was in excess of its calculated carrying value. The carrying value of the reporting unit was negative, while the fair value of the reporting unit was significantly greater than $0.

Acquisition Accounting

We account for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). As required by ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their respective fair values as of the business combination date. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets. We use available information to make these fair value determinations and, when necessary, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets.

In connection with the acquisition accounting for the Management Purchase, the fair value of inventory was determined based upon the Company’s estimated selling prices, less estimated costs to sell, disposition costs and normal profit margin. The fair values of buildings, personal property and site improvements, all of which are included in property and equipment in our consolidated balance sheets, were determined using the cost approach. The fair value of land was determined using the market approach. The fair values of intangible assets were primarily determined using the income approach which, for the tradename, is based upon the present value of the economic royalty savings associated with the tradename and revenue projections attributed to the tradename. The discount rate applied to the value of intangible assets ranges between 14% and 16% which were benchmarked with reference to the implied rate of return from the transaction model as well as an estimate of a market participant’s weighted average cost of capital on the capital asset pricing model.

Leases

We lease buildings and equipment under operating and capital lease arrangements. In accordance with ASC 840, “Leases,” we classify our leases as capital leases when the lease agreement transfers substantially all risks and rewards of ownership to us. For leases determined to be capital leases, the asset and liability are recognized at an amount equal either to the fair value of the leased asset or the present value of the minimum lease payments during the lease term, whichever is lower. Leases that do not qualify as capital leases are classified as operating leases, and the related lease payments are expensed on a straight-line basis (taking into account rent escalation clauses) over the lease term, including, as applicable, any rent-free period during which we have the right to use the asset. Determining whether a lease is a capital or an operating lease requires judgment on various aspects that include the fair value of the leased asset, the economic life of the leased asset, whether or not to include renewal options in the lease term and determining an appropriate discount rate to calculate the present value of the minimum lease payments.

Self-Insurance Programs

We are primarily self-insured for costs related to workers’ compensation and general liability claims. As of December 27, 2014, our workers’ compensation and general liability reserves were $15.5 million and $7.5 million, respectively. The liabilities represent our best estimates, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through the balance sheet date. We establish case reserves for reported claims using case-basis evaluation of the underlying claim data which is updated as new information becomes known.

For both workers’ compensation and general liability claims, we have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. We are insured for covered costs in excess of established per claim limits. We account for the liabilities for workers’ compensation and general liability claims on a present value basis utilizing a risk-adjusted discount rate.

The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled, can affect ultimate costs. Our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, and any changes could have a considerable effect on future claim costs and currently recorded liabilities.

Income Taxes

We account for income taxes using the liability method in accordance with ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities, net operating loss carry forwards and federal tax credits, and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled. The Company uses the provisions of ASC 740 to assess and record income tax uncertainties. In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences, make certain assumptions regarding whether book/tax differences are permanent or temporary, and if temporary, the related timing of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not more likely than not, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for uncertain tax positions when we believe that such tax positions do not meet the more likely than not threshold. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of the statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate.

Recent Accounting Pronouncements

Recent Accounting Pronouncements are included in Note 1 to the consolidated financial statements in Item 8 of this 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use derivative financial instruments from time to time, primarily to manage our exposure to fluctuations in interest rates and, to a lesser extent, adverse fluctuations in commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all of our derivative positions are intended to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments generally are offset by reciprocal changes in the value of the underlying exposure.

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of December 27, 2014, we did not have any outstanding interest rate swaps.

The table below provides information about our outstanding debt as of December 27, 2014. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital lease obligations. Interest rates reflect the weighted average rates for the outstanding instruments. The Fair Value column includes the fair value of our debt instruments as of December 27, 2014. Refer to Note 1 of our consolidated financial statements in Item 8 of this 10-K for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Expected Fiscal Year of Maturity
	2015	2016	2017	2018	2019	Thereafter	Fair Value
Debt
Fixed rate	$1,983	$2,076	$460,681	$150,036	$37	$400	$619,338
Average interest rate	4.6%	4.6%	8.9%	8.7%	4.0%	4.0%

Variable rate	$—	$—	$52,000	$—	$—	$—	$52,000
Average interest rate	N/A	N/A	2.2%	N/A	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are set forth below:

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets as of December 27, 2014 and December 28, 2013	31

Consolidated Statements of Comprehensive Loss for the year ended December 27, 2014 and for the periods from December 1, 2013 to December 28, 2013 (Successor) and from December 30, 2012 to November 30, 2013 (Predecessor) and for the year ended December 29, 2012	32

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the year ended December 27, 2014 and for the periods from December 1, 2013 to December 28, 2013 (Successor) and from December 30, 2012 to November 30, 2013 (Predecessor) and for the year ended December 29, 2012	33

Consolidated Statements of Cash Flows for the year ended December 27, 2014 and for the periods from December 1, 2013 to December 28, 2013 (Successor) and from December 30, 2012 to November 30, 2013 (Predecessor) and for the year ended December 29, 2012	34

Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tops Holding II Corporation & subsidiary

Williamsville, New York

We have audited the accompanying consolidated balance sheets of Tops Holding II Corporation and subsidiary (the “Company”) as of December 27, 2014, and December 28, 2013, and the related consolidated statements of comprehensive loss, changes in shareholders’ (deficit) equity, and cash flows for the fiscal year ended December 27, 2014 (Successor Period), the period from December 30, 2012 to November 30, 2013 (Predecessor Period), for the period from December 1, 2013 to December 28, 2013 (Successor Period), and for the fiscal year ended December 29, 2012 (Predecessor Period). Our audits also included the consolidated financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tops Holding II Corporation and subsidiary as of December 27, 2014 and December 28, 2013 and the results of their operations and their cash flows for the fiscal year ended December 27, 2014 (Successor Period), the period from December 30, 2012 to November 30, 2013 (Predecessor Period), for the period from December 1, 2013 to December 28, 2013 (Successor Period), and for the fiscal year ended December 29, 2012 (Predecessor Period) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 26, 2015

TOPS HOLDING II CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$26,316	$29,913
Accounts receivable, net (Note 3)	64,130	64,521
Inventory, net	149,284	142,296
Prepaid expenses and other current assets	11,172	10,755
Income taxes refundable	43	110
Current deferred tax assets (Note 11)	3,456	6,129

Total current assets	254,401	253,724

Property and equipment, net (Note 4)	385,889	388,476
Goodwill (Note 5)	212,901	212,901
Intangible assets, net (Note 5)	184,159	197,064
Other assets (Note 6)	15,033	18,986

Total assets	$1,052,383	$1,071,151

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$85,985	$79,700
Accrued expenses and other current liabilities (Note 7)	82,110	98,231
Current portion of capital lease obligations (Note 8)	8,653	8,314
Current portion of long-term debt (Note 9)	1,983	2,309

Total current liabilities	178,731	188,554

Capital lease obligations (Note 8)	140,315	112,236
Long-term debt (Note 9)	664,130	664,186
Other long-term liabilities	33,591	31,470
Non-current deferred tax liabilities (Note 11)	45,383	55,678

Total liabilities	1,062,150	1,052,124

Commitments and contingencies (Note 15)

Common shares ($0.001 par value; 300,000 authorized shares, 126,560 shares issued and outstanding as of December 27, 2014 and December 28, 2013) (Note 12)	—	—
Paid-in capital	8,454	20,860
Accumulated deficit	(16,549)	(1,882)
Accumulated other comprehensive (loss) income, net of tax	(1,672)	49

Total shareholders’ (deficit) equity	(9,767)	19,027

Total liabilities and shareholders’ (deficit) equity	$1,052,383	$1,071,151

See notes to consolidated financial statements.

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)
Net sales	$2,508,315	$197,323	$2,283,516	$2,365,339
Cost of goods sold	(1,751,793)	(139,914)	(1,589,850)	(1,654,093)
Distribution costs	(50,005)	(3,334)	(45,583)	(46,663)

Gross profit	706,517	54,075	648,083	664,583

Operating expenses:
Wages, salaries and benefits	(346,199)	(26,798)	(315,036)	(320,626)
Selling and general expenses	(124,925)	(9,335)	(107,424)	(99,841)
Administrative expenses (inclusive of share-based compensation expense of $165, $0, $3,826, and $1,451)	(68,728)	(6,120)	(91,173)	(82,404)
Rent expense, net	(25,707)	(2,123)	(22,842)	(21,225)
Depreciation and amortization	(58,767)	(4,349)	(51,240)	(52,617)
Advertising	(21,437)	(1,972)	(19,236)	(19,314)
Impairment (Note 10)	—	—	(1,620)	—

Total operating expenses	(645,763)	(50,697)	(608,571)	(596,027)

Operating income	60,754	3,378	39,512	68,556

Loss on debt extinguishment	—	—	—	(31,205)
Other income	435	—	—	—
Interest expense, net	(83,379)	(6,445)	(64,458)	(58,893)

Loss before income taxes	(22,190)	(3,067)	(24,946)	(21,542)

Income tax benefit (expense)	7,523	1,185	(1,633)	(1,408)

Net loss	(14,667)	(1,882)	(26,579)	(22,950)

Changes in post retirement benefit obligations (Note 14)	(1,721)	49	590	(2,309)

Comprehensive loss	$(16,388)	$(1,833)	$(25,989)	$(25,259)

See notes to consolidated financial statements.

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands, except share amounts)

			Predecessor			Accumulated	Total
	Successor		Common			Other	Shareholders’
	Common Stock		Stock	Paid-In	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2011 (Predecessor)	—	$—	144,776	$(1,528)	$(56,675)	$(1,261)	$(59,464)
Net loss	—	—	—	—	(22,950)	—	(22,950)
Retirement obligations adjustments	—	—	—	—	—	(2,309)	(2,309)
Dividend to shareholders ($691 per share)	—	—	—	(100,000)	—	—	(100,000)
Share-based compensation	—	—	—	1,451	—	—	1,451

Balance at December 29, 2012 (Predecessor)	—	—	144,776	(100,077)	(79,625)	(3,570)	(183,272)
Net loss	—	—	—	—	(26,579)	—	(26,579)
Retirement obligations adjustments (Note 14)	—	—	—	—	—	590	590
Dividend to shareholders ($980 per share)			—	(141,920)	—	—	(141,920)
Stock option exercises	—	—	11,340	227	—	—	227
Share-based compensation	—	—	—	3,826	—	—	3,826
Contribution to Tops MBO Corporation	—	—	—	(50)	—	—	(50)
Purchase of shares	—	—	(29,556)	(4,259)	—	—	(4,259)
Application of push-down accounting	—	—	(126,560)	242,253	106,204	2,980	351,437

Balance at November 30, 2013 (Predecessor)	—	—	—	—	—	—	—

Issuance of common stock	126,560	—	—	20,860	—	—	20,860
Net loss	—	—	—	—	(1,882)	—	(1,882)
Retirement obligations adjustments (Note 14)	—	—	—	—	—	49	49

Balance at December 28, 2013 (Successor)	126,560	—	—	20,860	(1,882)	49	19,027
Dividends to Tops MBO Corporation (Note 12)	—	—	—	(12,571)	—	—	(12,571)
Net loss	—	—	—	—	(14,667)	—	(14,667)
Retirement obligations adjustments (Note 14)	—	—	—	—	—	(1,721)	(1,721)
Share-based compensation	—	—	—	165	—	—	165

Balance at December 27, 2014 (Successor)	126,560	$—	—	$8,454	$(16,549)	$(1,672)	$(9,767)

See notes to consolidated financial statements.

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)
Cash flows provided by (used in) operating activities:
Net loss	$(14,667)	$(1,882)	$(26,579)	$(22,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	69,177	5,010	64,975	67,802
Deferred income taxes	(7,623)	(1,190)	1,596	1,364
Amortization of deferred financing costs	3,982	561	2,688	2,847
LIFO inventory valuation adjustments	2,692	(31)	(629)	361
Step rent adjustment	1,047	90	463	326
Share-based compensation expense	165	—	3,826	1,451
Impairment	—	—	1,620	—
Loss on debt extinguishment	—	—	—	31,205
Other	334	(6)	(44)	(462)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	391	1,723	(12,759)	2,545
(Increase) decrease in inventory, net	(9,680)	7,646	(12,498)	(2,590)
Decrease (increase) in prepaid expenses and other current assets	489	4,150	(5,571)	4,005
Decrease in income taxes refundable	67	6	121	48
Increase (decrease) in accounts payable	6,089	(1,986)	4,438	1,950
(Decrease) increase in accrued expenses and other current liabilities	(14,611)	(14,751)	38,350	(4,453)
Increase in other long-term liabilities	275	281	52	3,558

Net cash provided by (used in) operating activities	38,127	(379)	60,049	87,007

Cash flows used in investing activities:
Cash paid for property and equipment	(38,910)	(6,234)	(47,937)	(37,565)
Acquisition of other supermarkets	—	—	(5,995)	(3,304)
Acquisition of Grand Union supermarkets	—	—	—	(27,640)
Proceeds from insurable loss recovery	—	—	—	1,455

Net cash used in investing activities	(38,910)	(6,234)	(53,932)	(67,054)

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)
Cash flows (used in) provided by financing activities:
Borrowings on 2017 ABL Facility	$459,900	$62,200	$346,200	$35,000
Repayments on 2017 ABL Facility	(462,700)	(49,900)	(338,700)	—
Proceeds from sale leaseback financing transactions	25,436	—	—	—
Dividends to Tops MBO Corporation (Note 12)	(12,571)	—	(50)	—
Principal payments on capital leases	(8,651)	(642)	(13,441)	(13,318)
Repayments of long-term debt borrowings	(3,787)	(1)	(279)	(350,452)
Deferred financing costs paid	(637)	(378)	(9,358)	(11,943)
Change in bank overdraft position	196	98	(310)	(98)
Proceeds from long-term debt borrowings	—	—	148,500	460,000
Dividend to shareholders			(141,920)	(100,000)
Purchase of shares	—	—	(4,259)	—
Stock option exercises	—	—	227	—
Borrowings on 2013 ABL Facility	—	—	—	158,800
Repayments on 2013 ABL Facility	—	—	—	(163,800)
Debt extinguishment costs incurred (Note 9)	—	—	—	(20,901)

Net cash (used in) provided by financing activities	(2,814)	11,377	(13,390)	(6,712)

Net (decrease) increase in cash and cash equivalents	(3,597)	4,764	(7,273)	13,241
Cash and cash equivalents-beginning of period	29,913	25,149	32,422	19,181

Cash and cash equivalents-end of period	$26,316	$29,913	$25,149	$32,422

See notes to consolidated financial statements.

TOPS HOLDING II CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding II Corporation (“Holding II”), the parent of Tops Holding LLC (“Holding I”), formerly Tops Holding Corporation, was incorporated on May 7, 2013. Holding I is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania and Vermont. As of December 27, 2014, the Company operated 158 supermarkets under the banners of Tops and Orchard Fresh, with an additional five supermarkets operated by franchisees. Holding II has no business operations other than the ownership of Holding I and as the issuer of the Holding II Notes (see Note 9).

On November 14, 2013, each of the sellers named therein (including Morgan Stanley Global Private Equity (“MSPE”)) (the “Sellers”), Tops MBO Corporation (“Tops MBO Co”) and Holding II signed a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which Tops MBO Co agreed to purchase substantially all of the outstanding common stock of Holding II (together with the transactions contemplated by the Purchase and Sale Agreement, the “Management Purchase”). Tops MBO Co is owned and controlled by members of management. The Management Purchase closed effective December 1, 2013. Prior to the Management Purchase, members of management owned approximately 7% of the outstanding common stock in Holding II, with MSPE and other private funds and individuals owning the remaining common stock. As a result of the Management Purchase, through their ownership of Tops MBO Co and through direct ownership of five shares of Holding II, members of management now beneficially own all of the equity interest of Holding II.

The acquisition was accounted for as a purchase and “push down” accounting was required to be applied, with the result that purchase accounting adjustments were reflected in the Company’s financial statements. The application of “push down” accounting resulted in a new basis of accounting in which the total cost of the Management Purchase was allocated to the assets acquired and liabilities assumed using estimates of fair values based on an allocation of the purchase price. Accordingly, these consolidated financial statements refer to the Company in the period prior to the acquisition as “Predecessor” and in the period subsequent to the acquisition as “Successor.” For more information, see Note 2.

Holding II is the reporting entity for the Holding I Notes and Holding II Notes (see Note 9). Tops MBO Co is neither a co-issuer nor guarantor of these notes. Accordingly, the consolidated financial statements have been prepared for Holding II and exclude the assets and results of operations of Tops MBO Co. Tops MBO Co’s assets consist solely of its investment in Holding II. Tops MBO Co has no operations other than as the equity owner of Holding II.

Fiscal Year

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 30. The Company’s fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years. The Company’s first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods. The period from December 29, 2013 to December 27, 2014 (“Fiscal 2014”) includes 52 weeks. The period from December 1, 2013 to December 28, 2013 (“Fiscal 2013 Successor Period”) includes four weeks. The period from December 30, 2012 to November 30, 2013 (“Fiscal 2013 Predecessor Period”) includes 48 weeks. The period from January 1, 2012 to December 29, 2012 (“Fiscal 2012”) includes 52 weeks.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for vendor allowances, valuation of long-lived assets including goodwill and intangible assets, acquisition accounting, lease classification, self-insurance reserves, inventory valuation and income taxes. Actual results could differ from these estimates.

Consolidated Statements of Cash Flows Supplemental Disclosures

Cash and cash equivalents includes cash equivalents that are highly liquid with original maturities at the date of purchase of 90 days or less. As of December 27, 2014 and December 28, 2013, outstanding checks in excess of cash balances with the same institution totaled $2.4 million and $2.2 million, respectively. These amounts are recorded as a bank overdraft and classified as accounts payable in the consolidated balance sheets and as a financing activity in the consolidated statements of cash flows.

The following table presents additional cash flow information for Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012 (dollars in thousands):

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)
Cash paid during the year for:
Interest	$78,111	$29,908	$36,058	$61,984
Income taxes	101	—	17	124
Non-cash items:
Unpaid capital expenditures	3,383	4,285	4,560	4,907
Assets acquired under capital leases	5,979	787	1,182	4,663
Assets acquired under long-term debt arrangements	5,951	—	—	—
Capital lease modification adjustments	5,654	—	—	—

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash in commercial banks insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000 per depositor. At times, such cash in banks exceeds the FDIC insurance limit. At December 27, 2014, the Company had cash in banks exceeding the FDIC insurance limit of $6.9 million.

Accounts Receivable

Accounts receivable are carried at net realizable value. Allowances are recorded, if necessary, in an amount considered by management to be sufficient to meet future losses related to the collectability of accounts receivable. The Company evaluates the collectability of its accounts receivable based on the age of the receivable and knowledge of customers’ financial positions. At December 27, 2014, the allowance for doubtful accounts was $0.3 million. There was no allowance for doubtful accounts at December 28, 2013.

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. At December 27, 2014 and December 28, 2013, the carrying value and the estimated fair value of the Company’s debt instruments were as follows (dollars in thousands):

	December 27, 2014	December 28, 2013
Carrying value of long-term debt:
Current portion of long-term debt	$1,983	$2,309
Long-term debt	664,130	664,186

Total carrying value of long-term debt (Note 9)	666,113	666,495
Fair value of long-term debt	671,338	719,861

Excess of fair value over carrying value	$5,225	$53,366

The fair value of the Holding I Notes and Holding II Notes (see Note 9), which are included in long-term debt, was based on quoted market prices, a Level 2 source.

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

Inventory

The Company values inventory at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of December 27, 2014 and December 28, 2013, the LIFO balance sheet reserves were $2.7 million and $0.1 million, respectively. The Company’s inventory balances consist primarily of finished goods. Inventory costs include the purchase price of the product and freight charges to deliver the product and are net of certain cash or non-cash consideration received from vendors (see ‘‘Vendor Allowances’’).

Cost is determined using the retail method for inventory. Under the retail method, the valuation of inventory at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventory. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost, as well as the resulting gross margins.

Physical inventory counts are taken on a cycle basis. The Company records an estimated inventory shrink reserve for the period between each store’s last physical inventory and the latest consolidated balance sheet date.

Property and Equipment

Property and equipment is stated at historical cost or, if acquired in a business acquisition, at fair value at the acquisition date, less accumulated depreciation and impairments. Cost includes expenditures that are directly attributable to the acquisition of the item, including shipping charges and sales tax. Interest incurred during the construction period is capitalized as part of the related asset. Expenditures for betterments are capitalized, while repairs and maintenance expenditures are expensed as incurred. Depreciation is calculated on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. The estimated useful lives of the principal categories of property and equipment are as follows:

Asset	Useful Lives
Land and land improvements	Indefinite
Buildings	30 – 40 years
Leasehold improvements	Lesser of 3 – 20 years or remaining lease term
Equipment	2 – 10 years
Vehicles	3 – 10 years
IT software and equipment	3 – 5 years

Long-Lived Assets

Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group, as required by the provisions of ASC 360, “Property, Plant, and Equipment.” Impairment charges are recorded as the excess of the net book value over its fair value, which is calculated using the discounted cash flows associated with that asset or assets. As discussed in Note 10, the Company recorded an impairment of $1.6 million within the consolidated statement of comprehensive loss during the Fiscal 2013 Predecessor Period. There were no impairments recorded during Fiscal 2014, the Fiscal 2013 Successor Period or Fiscal 2012.

Goodwill

The Company reviews goodwill for impairment annually on December 1, and also upon the occurrence of trigger events. Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of the Company for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If potential for impairment is identified, the fair value of the Company is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the Company’s goodwill. Goodwill impairment is recognized for any excess of the carrying value of the Company’s goodwill over the implied fair value. There was no goodwill impairment recorded during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period or Fiscal 2012.

Intangible Assets

The Company’s intangible assets include favorable lease rights, tradenames, franchise agreements, customer relationships and pharmacy scripts. The franchise agreements are with two franchisees that collectively own five stores, and the customer relationships represent a source of repeat business for the Company. The fair values of the Company’s franchise agreements, customer relationships and pharmacy scripts were estimated using an excess earnings income approach. The principle behind the excess earnings income approach is that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. Customer relationships are being amortized on an accelerated basis based upon the level of expected attrition.

The fair values of the tradenames were estimated by utilizing the ‘‘relief from royalty’’ method. This method involves determining the present value of the economic royalty savings associated with the tradenames and revenue projections attributed to the tradenames. The Tops tradename is not amortized due to its indefinite life.

For intangible assets, the Company amortizes the assets as presented in the table below:

Asset	Weighted Average Amortization Period
Tradename – indefinite	Indefinite life
Customer relationships	14.0
Favorable lease rights	9.0
Franchise agreements	14.0
Pharmacy scripts	14.0

Deferred Financing Costs

The Company records deferred financing costs incurred in connection with entering into its debt obligations. These costs are capitalized and included in other assets in the Company’s consolidated balance sheets. The deferred financing costs are amortized to interest expense over the terms of associated debt on a straight-line basis or using the effective interest method, as appropriate. As discussed in Note 6, during December 2013, the Company capitalized financing costs of $1.2 million in connection with obtaining consent from a majority of holders of the Holding I Notes (see Note 9) to amend the indenture governing the Holding I Notes so that consummation of the Management Purchase did not constitute a change of control (as defined in the indenture governing the Holding I Notes). Additionally, the Company capitalized deferred financing costs of $7.0 million in connection with the Company’s May 2013 financing activities. The Company capitalized deferred financing costs of $13.0 million and wrote off unamortized deferred financing costs of $8.3 million in connection with the Company’s December 2012 financing activities.

Leases

Classification

The Company leases buildings and equipment under operating and capital lease arrangements. In accordance with the provisions of ASC 840, “Leases” (“ASC 840”), the Company classifies its leases as capital leases when the lease agreement transfers substantially all risks and rewards of ownership to the Company. For leases determined to be capital leases, the asset and liability are recognized at an amount equal either to the fair value of the leased asset or the present value of the minimum lease payments during the lease term, whichever is lower. Leases that do not qualify as capital leases are classified as operating leases, and the related lease payments are expensed on a straight-line basis (taking into account rent escalation clauses) over the lease term, including, as applicable, any rent free period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term used to (i) determine the appropriate lease classification, (ii) compute periodic rental expense, and (iii) depreciate leasehold improvements (unless their economic lives are shorter) includes the periods of expected renewals. Determining whether a lease is a capital or an operating lease requires judgment on various aspects that include the fair value of the leased asset, the economic life of the leased asset, whether or not to include renewal options in the lease term and determining an appropriate discount rate to calculate the present value of the minimum lease payments.

Operating Leases

Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for a percentage of sales in excess of specified levels. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space for construction and other purposes. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities which are amortized over the related lease terms to rent expense. The Company records rent liabilities for contingent percentage of sales lease provisions when it is probable that the specified levels will be reached during the fiscal year.

Lease Financing Obligations

Lease financing obligations pertain to real estate sale-leaseback transactions accounted for under the financing method. The assets (land, as appropriate, and building) subject to these obligations remain on the Company’s consolidated balance sheet at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term.

Lease Incentives

For leases classified as operating leases, the Company recognizes rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. Payments made to the Company representing incentives to sign a new lease or representing reimbursements for leasehold improvements are deferred and recognized on a straight-line basis over the term of the lease as reductions of rent expense. Such payments received for leases classified as capital leases are recorded as increases to the related capital lease obligations, reducing the portion of future rent payments classified as interest expense.

Rental Income

For certain properties, the Company subleases either a portion or all of the property. The sublease income of the properties is recognized as rental income. In certain cases, the Company subleases store locations to third parties. Rental income was $3.1 million, $0.3 million, $3.4 million and $4.2 million during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively, and is recorded as an offset to rent expense in the consolidated statements of comprehensive loss.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of long-lived assets (i.e., gas tank removal and removal of store equipment upon store closure). These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations.” Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. The ARO liabilities recognized at December 27, 2014 and December 28, 2013 were $3.3 million and $2.9 million, respectively. Accretion expense attributable to ARO liabilities was $0.3 million, $0.1 million, $0.3 million and $0.2 million during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively (see Note 15).

Guarantees

The Company has been party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters. Additionally, the Company guarantees certain other contractual arrangements. Under these agreements, the Company may provide certain routine indemnifications relating to representations and warranties (i.e., ownership of assets and environmental or tax indemnifications). The terms of these indemnifications range in duration and may not be explicitly defined.

The Company has applied the provisions of ASC 460, “Guarantees” to its agreements that contain guarantee or indemnification clauses. These provisions require the Company to recognize and disclose certain types of guarantees, even if the likelihood of requiring the Company’s performance is remote (see Notes 14 and 15). Historically, the Company has not been required to make payments related to its agreements that contain guarantee or indemnification clauses.

Insurance Programs

The Company is insured by a third-party carrier, subject to certain deductibles and self-insured retentions ranging from $0.1 million to $1.0 million. The Company maintains an insurance program covering primarily fleet, general liability inclusive of druggist liability, workers’ compensation, property, environmental and other executive insurance policies. The Company accrues estimated ultimate liabilities for its insurance programs based on known claims and past claims history. As of December 27, 2014 and December 28, 2013, accruals of $6.1 million and $6.0 million, respectively, were included in accrued expenses and other current liabilities, and accruals of $16.9 million and $16.7 million, respectively, were included in other long-term liabilities in the Company’s consolidated balance sheets.

Employee Benefits

The Company accounts for its participation in a multiemployer pension plan by recognizing as net pension cost the required contributions for the period and recognizing as a liability any contributions due and unpaid (see Note 14).

Revenue Recognition

The Company generates and recognizes revenue at the point of sale in its stores, net of sales tax collected. Discounts, earned by customers through agreements or by using their bonus or loyalty cards, are recorded by the Company as a reduction of revenue as they are earned by the customer. Franchise revenue consists of net revenue on wholesale sales to franchisees, and income from franchise fees and administrative fees. Franchise revenues were $7.6 million, $0.5 million, $3.7 million and $4.2 million during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively, and are included in net sales in the consolidated statements of comprehensive loss.

For certain products or services, such as the sales of lottery tickets, third-party prepaid phone cards, third-party gift cards, stamps and public transportation tickets, the Company acts as an agent. In accordance with the provisions of ASC 605, “Revenue Recognition” (“ASC 605”), the Company records the amount of the net margin or commission in its net sales.

The Company records a deferred revenue liability when it sells gift cards, recording revenue when customers redeem the gift cards. These gift cards do not expire. The Company has completed an analysis of the historical redemption patterns of gift cards. As a result of this analysis, the Company has determined that the likelihood of redemption after two years is remote. Therefore, the Company reduces the liability and recognizes ‘‘breakage’’ income for the unused portion of gift cards after two years. The Company recognized gift card breakage income of $0.1 million, $0.1 million, $0.3 million and $0.3 million during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively.

Cost of Goods Sold and Distribution Costs

Cost of goods sold and distribution costs include the purchase price of products sold and other costs incurred in bringing inventories to the location and condition ready for sale, including costs of purchasing, storing and transportation. In accordance with the provisions of ASC 605, cash consideration received from vendors is recognized as a reduction of cost of goods sold. During Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, depreciation expense of $3.1 million, $0.1 million, $2.4 million and $2.9 million, respectively, is included in distribution costs in the consolidated statements of comprehensive loss.

Vendor Allowances

The Company receives allowances from many of the vendors whose products the Company buys for resale in its stores. Allowances are received for a variety of merchandising activities, which consist of the inclusion of vendor products in the Company’s advertising, placement of vendor products in prominent locations in the Company’s stores, introduction of new products, exclusivity rights for certain categories of products and temporary price reductions offered to customers on products held for sale. The Company also receives vendor funds associated with buying activities such as volume purchase rebates and rebates for purchases made during specific periods.

The Company records a receivable for vendor allowances for which the Company has fulfilled its contractual commitments but has not yet received payment from the vendor. When payment for vendor allowances is received prior to fulfillment of contractual terms or before the programs necessary to earn such allowances are initiated, the Company records such amounts as deferred income or vendor funds received in advance, respectively, which are classified within accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets. Once all contractual commitments have been met, the Company records vendor allowances as a reduction of the cost of inventory. Accordingly, when the inventory is sold, the vendor allowances are recognized as a reduction of the cost of goods sold in the consolidated statements of comprehensive loss.

Selling and General Expenses

Selling and general expenses consist of repairs and maintenance charges, utilities, supplies, real estate taxes, insurance, bank and credit card fees and other general expenses. Depreciation expense included in selling and general expenses in the consolidated statements of comprehensive loss was $0.3 million, $0.1 million, $0.2 million and $0.2 million during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012.

Administrative Expenses

Administrative expenses consist of charges for services performed by outside vendors, salaries and wages of support office employees, rent and depreciation of support offices and assets, and other administrative expenses. During Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, depreciation expense of $6.9 million, $0.5 million, $10.5 million and $11.4 million, respectively, was included in administrative expenses in the consolidated statements of comprehensive loss.

Effective December 28, 2012, following the December 20, 2012 dividend (see Note 12), the Company awarded payments to holders of stock options under the 2007 Stock Incentive Plan in amounts equal to the difference between the per share dividend paid to shareholders and the reductions in exercise prices associated with the stock options (see Note 12). The payments totaled $5.0 million and were recorded within administrative expenses in the Fiscal 2012 consolidated statement of comprehensive loss.

As discussed in further detail in Note 12, following the May 15, 2013 Holding II dividend, the exercise prices of all outstanding stock options were reduced by $380, from $400 to $20 per share. As a result of the acceleration of vesting and exercise price reductions of outstanding stock options, the Company recognized incremental stock-based compensation expense of $3.1 million within administrative expenses in the consolidated statement of comprehensive loss during the Fiscal 2013 Predecessor Period. Additionally, on May 16, 2013, the Company awarded make-whole payments to holders of stock options under the 2007 Stock Incentive Plan in amounts of $600 per stock option, representing the difference between the per share dividend paid to Holding II stockholders and the reduction in the exercise price of the stock options. These payments, totaling $6.8 million, were also recorded within administrative expenses in the consolidated statement of comprehensive loss during the Fiscal 2013 Predecessor Period.

In connection with the Management Purchase, the Company incurred $1.0 million and $14.8 million of transaction costs during the Fiscal 2013 Successor and Predecessor periods, respectively, that have been recorded within administrative expenses in the consolidated statements of comprehensive loss.

Advertising

Advertising includes newspaper inserts, direct mail and radio commercials, promotional prizes, as well as the expenses of the Company’s advertising department. The Company recognizes advertising expenses as incurred.

Income Taxes

The operations of Holding I, Tops Markets and Holding II are included in the Tops MBO Co tax return, as Holding I, Tops Markets and Holding II are disregarded entities for income tax purposes. The Company accounts for income taxes using the liability method in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities, including net operating loss carry forwards, and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled. The Company uses the provisions of ASC 740 to assess and record income tax uncertainties. In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences, make certain assumptions regarding whether book/tax differences are permanent or temporary and if temporary, the related timing of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. Alternatively, the Company may make estimates about the potential usage of deferred tax assets that decrease its valuation allowances.

Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon settlement.

The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company’s U.S. federal income tax return for the 2012 tax year and beyond remains subject to examination by the IRS. State returns remain subject to examination for tax years 2007 and beyond depending on each state’s statute of limitations.

The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Stock-Based Compensation

The Company applies the Black-Scholes valuation model at the date of grant to determine the fair value of stock options granted to participants. The fair value of stock options are then amortized on a straight-line basis to compensation expense over the applicable vesting period, which is generally between two and five years. Compensation expense is recognized only for those options expected to vest, with forfeiture estimates based on the Company’s historical experience and future expectations. The Company’s outstanding stock options represent non-qualified stock options for income tax purposes. As such, the stock option grants result in the creation of a deferred tax asset until the time that such stock option is exercised.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. ASU No. 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

On April 10, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. The Company elected early adoption and there was no material impact to the consolidated financial statements as of December 27, 2014.

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. As of December 27, 2014, 76 corporate supermarkets offered pharmacy services and 51 corporate fuel centers were in operation. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only operating segment and reportable segment. The Company’s retail operations as a whole reflect the level at which the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally.

The following table presents sales revenue by type of similar product (dollars in thousands):

	Successor				Predecessor
	Fiscal 2014 (52 weeks)		Fiscal 2013 (4 weeks)		Fiscal 2013 (48 weeks)		Fiscal 2012 (52 weeks)
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-perishables(1)	$1,395,491	55.6%	$112,807	57.2%	$1,292,889	56.6%	$1,337,030	56.5%
Perishables(2)	699,697	27.9%	53,541	27.1%	625,240	27.4%	631,621	26.7%
Fuel	224,342	8.9%	16,433	8.3%	202,578	8.9%	218,815	9.3%
Pharmacy	166,184	6.6%	12,539	6.4%	146,107	6.4%	160,069	6.8%
Other(3)	22,601	1.0%	2,003	1.0%	16,702	0.7%	17,804	0.7%

	$2,508,315	100.0%	$197,323	100.0%	$2,283,516	100.0%	$2,365,339	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

2. BUSINESS ACQUISITIONS

Management Purchase

On December 1, 2013, the Management Purchase was consummated. As a result of the Management Purchase, primarily through their ownership of Tops MBO Co, members of management now beneficially own all of the outstanding common stock of Holding II. Accordingly, the Company was required to apply “push down” accounting, with the results of the Management Purchase reflected in Holding II’s consolidated financial statements. The application of “push down” accounting has resulted in a new basis of accounting in which the total purchase price paid by Tops MBO Co has been allocated to the assets acquired and liabilities assumed using estimates of their fair values under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). In addition to the cash consideration of $20.9 million paid to the Sellers, the Company incurred $15.8 million of transaction costs during late 2013 in connection with the Management Purchase.

Under the acquisition method of accounting, the aggregate purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values on the acquisition date. The Company engaged a third party valuation specialist to assist with the valuation of assets acquired. For purposes of an allocation of the assets acquired and liabilities assumed, the excess of the purchase price over the estimated fair value of net tangible and intangible assets has been assigned to goodwill, which is not tax deductible.

The fair value of inventory was determined based upon the Company’s estimated selling prices, less estimated costs to sell, disposition costs and normal profit margin. The fair values of buildings, personal property and site improvements, all of which are included in property and equipment in the succeeding table, were determined using the cost approach. The fair value of land was determined using the market approach. The fair values of intangible assets were primarily determined using the income approach which, for the tradename, is based upon the present value of the economic royalty savings and revenue projections attributed to the tradename. The discount rates applied to the value of intangible assets ranged between 14% and 16%, which were benchmarked with reference to the implied rate of return from the transaction model as well as an estimate of a market participant’s weighted average cost of capital on the capital asset pricing model.

The Company had gross deferred tax assets of $50.1 million as of the closing date, of which $24.4 million related to historical net operating losses (“NOLs”). These historical deferred tax assets were offset by deferred tax liabilities of $11.5 million, as well as a valuation allowance of $43.9 million.

The Company conducted an analysis to determine the impact of the Management Purchase on its ability to utilize the NOLs. The analysis concluded that the Company incurred a change in ownership within the meaning of Section 382 of the Internal Revenue Code (“IRC Section 382”). In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as NOLs in existence as of the ownership change date. The IRC Section 382 calculation indicates that the change in ownership will not impact the Company’s ability to use certain tax attributes, including NOLs.

Goodwill resulting from the Management Purchase is not tax deductible. Acquisition accounting adjustments to the fair value of intangible assets, property and equipment and certain other assets are also not deductible for tax purposes. In accordance with ASC 805, incremental net deferred tax liabilities of $89.4 million related to acquisition accounting adjustments have been established as of the closing date with a corresponding adjustment to goodwill.

Due to net deferred tax liabilities recognized in conjunction with definite-lived intangible assets, property and equipment and certain other assets acquired and liabilities assumed, it was determined that it was more likely than not that the Company will be able to utilize deferred tax assets related to future tax deductions, and as such, the Company reversed the valuation allowance of $43.9 million related to acquired deferred tax assets, including NOLs, with a corresponding adjustment to goodwill.

The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed as of the transaction date (dollars in thousands):

Assets acquired:
Cash	$25,149
Accounts receivable	66,244
Inventory	149,911
Prepaid expenses	14,905
Income taxes refundable	116
Deferred tax assets	1,122
Property and equipment	387,421
Goodwill	212,901
Intangible assets	198,100
Other assets	19,456

Total assets acquired	1,075,325
Liabilities assumed:
Accounts payable	81,588
Accrued expenses and other current liabilities	113,544
Other long-term liabilities	31,196
Capital lease obligations	122,099
Long-term debt	654,177
Deferred tax liabilities	51,861

Total liabilities assumed	1,054,465

Acquisition price	$20,860

The factors contributing to the recognition of goodwill were based upon the Company’s determination that several strategic and synergistic benefits are expected to be realized from the Management Purchase. Goodwill represents the purchase price paid in excess of the fair value of the net assets acquired and liabilities assumed at December 1, 2013.

Previously reported results have been retroactively adjusted to reflect the finalization of the acquisition date fair values of property and equipment and intangible assets. This finalization resulted in reductions of depreciation and amortization expense of $1.2 million in the Fiscal 2013 Successor Period. These depreciation expense adjustments resulted in the increase of income tax expense of $0.5 million in the Fiscal 2013 Successor Period.

The following table summarizes the Company’s unaudited pro forma operating results for the Fiscal 2013 Predecessor Period and Fiscal 2012, giving effect to the Management Purchase as if it occurred on January 1, 2012 (dollars in thousands):

	Predecessor
	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)
Net sales	$2,283,516	$2,365,339
Operating income	52,033	50,257
Net loss	(14,058)	(41,249)

The pro forma information above reflects the $1.0 million and $14.8 million of transaction costs incurred by the Company during the Fiscal 2013 Successor and Predecessor periods, respectively, within the Fiscal 2012 operating results. This pro forma financial information is not intended to represent or be indicative of what would have occurred if the Management Purchase had taken place prior to the beginning of the periods presented and should not be taken as representative of the Company’s future consolidated results of operations.

GU Acquisition

During late September through early October 2012, the Company completed the acquisition of 21 supermarkets from GU Markets LLC (“GU Acquisition”). In addition to cash consideration of $27.6 million paid to GU Markets LLC, the Company incurred $1.3 million of transaction costs that have been recorded in administrative expenses in the consolidated statement of comprehensive loss for Fiscal 2012. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805.

The Company believes the acquisition creates significant strategic value by expanding the Company’s supermarket base with minimal incremental general and administrative expenses.

The Company engaged a third party valuation specialist to assist with the valuation of assets acquired. For purposes of an allocation of the assets acquired and liabilities assumed, the excess of the purchase price over the fair value of net tangible and intangible assets have been assigned to goodwill. The fair value of inventory was determined based upon the Company’s estimated replacement cost. The fair values of buildings, personal property and site improvements, all of which are included in property and equipment in the succeeding table, were determined using the cost approach. The fair value of land was determined using the market approach. The fair values of intangible assets were primarily determined using the income approach which, for the tradenames, is based upon the present value of the economic royalty savings associated with the tradenames and revenue projections attributed to the tradenames. Tradenames are being amortized on an accelerated basis based upon a brand obsolescence assumption.

The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed as of the transaction date (dollars in thousands):

Assets acquired:
Accounts receivable	$33
Inventory	7,265
Prepaid expenses	325
Property and equipment	7,898
Goodwill	12,769
Favorable lease rights	2,197
Tradenames	1,000

Total assets acquired	31,487
Liabilities assumed:
Accrued expenses and other current liabilities	803
Unfavorable lease rights	2,172
Capital lease obligation	872

Total liabilities assumed	3,847

Acquisition price	$27,640

The assets acquired and liabilities assumed in the preceding table were included in the acquisition accounting following the Management Purchase.

The results of operations of the acquired supermarkets have been included in the Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and the Fiscal 2012 consolidated statements of comprehensive loss. The acquired supermarkets contributed net sales and operating income of $104.6 million and $0.1 million, respectively during Fiscal 2014. The acquired supermarkets contributed net sales and operating income of $7.5 million and $0.1 million, respectively, during the Fiscal 2013 Successor Period, and $99.4 million and $1.0 million, respectively, during the Fiscal 2013 Predecessor Period. The acquired supermarkets contributed net sales and operating income of $22.3 million and $0.5 million, respectively, during Fiscal 2012. The following table summarizes the Company’s unaudited pro forma operating results for Fiscal 2012, giving effect to the GU Acquisition as if it occurred on January 1, 2012 (dollars in thousands):

Fiscal 2012 (52 weeks)
Net sales	$2,441,323
Operating income	72,525
Net loss	(18,981)

This pro forma financial information is not intended to represent or be indicative of what would have occurred if the GU Acquisition had taken place prior to the beginning of the period presented and should not be taken as representative of the Company’s future consolidated results of operations. This pro forma financial information does not contemplate the cost savings expected to be realized from the achievement of synergies, including, without limitation, purchasing savings by leveraging the Company’s relationships with its suppliers and the reduction of duplicative selling, general and administrative expenses.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for doubtful accounts, consist of the following (dollars in thousands):

	December 27, 2014	December 28, 2013
Vendor receivables	$36,801	$36,389
Credit and debit card receivables	7,633	8,352
Pharmacy receivables	7,168	11,690
Other receivables	12,805	8,090
Allowance for doubtful accounts	(277)	—

Total accounts receivable, net	$64,130	$64,521

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (dollars in thousands):

	December 27, 2014	December 28, 2013
Land	$5,058	$6,002
Land improvements	7,101	9,008
Buildings	54,686	62,777
Leasehold improvements	71,149	59,635
Equipment	140,787	121,444
IT software and equipment	27,145	15,493

Total at cost	305,926	274,359
Accumulated depreciation	(47,832)	(3,315)

	258,094	271,044

Property, equipment and automobiles under capital leases, net of accumulated depreciation	127,795	117,432

Property and equipment, net	$385,889	$388,476

Included in property and equipment are the following assets under capital leases (dollars in thousands):

	December 27, 2014	December 28, 2013
Land	$10,662	$7,740
Building	120,634	107,781
Equipment	1,543	993
Vehicles	6,726	1,554

Total at cost	139,565	118,068
Accumulated depreciation	(11,770)	(636)

Capital lease assets, net	$127,795	$117,432

Depreciation expense was $57.3 million, $4.0 million, $58.8 million and $60.8 million during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively. Depreciation expense includes $12.6 million, $0.8 million, $15.6 million and $16.3 million related to assets under capital leases during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively.

5. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during Fiscal 2014 (dollars in thousands):

Balance – December 28, 2013	$212,901
Adjustments	—

Balance – December 27, 2014	$212,901

Goodwill is reviewed annually for impairment on December 1, or more frequently upon the occurrence of trigger events. Based on the Company’s assessment, no goodwill impairment was recorded during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period or Fiscal 2012.

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

December 27, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Tradename – indefinite	$131,200	$—	$131,200	Indefinite life
Customer relationships	29,200	(7,913)	21,287	14.0
Favorable lease rights	21,600	(3,269)	18,331	9.0
Franchise agreements	13,300	(2,115)	11,185	14.0
Pharmacy scripts	2,800	(644)	2,156	14.0

	$198,100	$(13,941)	$184,159	11.8

December 28, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename – indefinite	$131,200	$—	$131,200
Customer relationships	29,200	(598)	28,602
Favorable lease rights	21,600	(233)	21,367
Franchise agreements	13,300	(160)	13,140
Pharmacy scripts	2,800	(45)	2,755

	$198,100	$(1,036)	$197,064

The Tops tradename is reviewed annually for impairment on December 1, or more frequently, if impairment indicators arise. Based on the Company’s assessment, no impairment was recorded during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period or Fiscal 2012.

Amortization expense related to intangible assets was $12.9 million, $1.0 million, $7.6 million and $8.6 million during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively. Such amortization is included in depreciation and amortization in the consolidated statements of comprehensive loss.

Depreciation and amortization in the Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and the Fiscal 2012 consolidated statements of comprehensive loss includes $1.0 million, $0.1 million, $1.4 million and $1.6 million, respectively, of contra-expense related to the amortization of unfavorable lease rights which are classified in other long-term liabilities in the consolidated balance sheets. Expected future amortization of these unfavorable lease rights is contra-expense of $0.3 million in Fiscal 2015, $0.3 million in Fiscal 2016, $0.3 million in Fiscal 2017, $0.3 million in Fiscal 2018, $0.3 million in Fiscal 2019 and $0.8 million thereafter.

As of December 27, 2014, expected future amortization of intangible assets is as follows (dollars in thousands):

2015	$11,398
2016	8,201
2017	6,959
2018	5,920
2019	4,966
Thereafter	15,515

6. OTHER ASSETS

On May 15, 2013, Holding II issued $150.0 million of Holding II Notes (see Note 9). Costs associated with the issuance of the Holding II notes of $7.0 million were capitalized and are being amortized over the term of the notes using the effective interest method.

The Company capitalized financing costs of $1.2 million in connection with obtaining consent from a majority of holders of the Holding I Notes (see Note 9) to amend the indenture governing the Holding I Notes so that consummation of the Management Purchase did not constitute a change of control (as defined in the indenture governing the Holding I Notes).

On December 20, 2012, Holding I and Tops Markets issued $460.0 million of Holding I Notes (see Note 9), using the proceeds in part to redeem the previously outstanding $350.0 million senior secured notes (“2015 Notes”). Costs associated with the Holding I Notes of $13.0 million were capitalized and are being amortized over the term of the notes using the effective interest method. Unamortized costs of $7.8 million related to the 2015 Notes were written off and recorded within loss on debt extinguishment in the Fiscal 2012 consolidated statement of comprehensive loss.

On December 14, 2012, Tops Markets entered into the 2017 ABL Facility (see Note 9), which amended and restated the 2013 ABL Facility. Costs associated with the 2017 ABL Facility of $1.1 million were capitalized and are being amortized on a straight-line basis over the term of the facility. Unamortized costs of $0.5 million related to the 2013 ABL Facility were written off and recorded within loss on debt extinguishment in the Fiscal 2012 consolidated statement of comprehensive loss.

Amortization of deferred financing costs is recorded within interest expense in the consolidated statements of comprehensive loss and amounted to $4.0 million, $0.5 million, $2.7 million and $2.8 million in Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively. At December 27, 2014, other assets include deferred financing costs, net of accumulated amortization of $7.3 million, totaling $15.0 million. At December 28, 2013, other assets include deferred financing costs, net of accumulated amortization of $3.3 million, totaling $19.0 million.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	December 27, 2014	December 28, 2013
Wages, taxes and benefits	$18,951	$18,391
Lottery	10,954	10,519
Union medical, pension and 401(k)	8,985	4,589
Gift cards	8,974	7,312
Self-insurance reserves	6,130	6,033
Utilities	3,383	2,714
Property and equipment expenditures	3,383	4,285
Professional and legal fees	3,170	18,854
Interest payable	2,269	2,272
Repairs and maintenance	2,212	2,539
Money orders	887	1,456
Sales and use tax	596	6,279
Other	12,216	12,988

	$82,110	$98,231

The decrease in accrued professional and legal fees as of December 27, 2014 compared with December 28, 2013 is largely due to $15.2 million of transaction fees incurred in the Management Purchase that were accrued as of December 28, 2013 and paid during Fiscal 2014.

8. LEASES

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

As of December 27, 2014, future minimum lease rental payments applicable to non-cancelable capital and operating leases, and expected minimum sublease rental income, were as follows (dollars in thousands):

	Capital Leases	Operating Leases	Future Expected Sub-lease Income
2015	$31,330	$31,401	$3,520
2016	30,273	32,631	3,198
2017	26,990	36,299	3,122
2018	23,215	38,656	2,255
2019	20,626	39,833	790
Thereafter	106,734	211,490	1,298

Total minimum lease payments	239,168	$390,310	$14,183

Less amounts representing interest	(159,791)

Present value of net minimum lease payments	79,377
Less current obligations	(8,653)

Long-term cash obligations	70,724
Non-cash obligations	69,591

Total long-term capital lease obligations	$140,315

The Company entered into build-to-suit and sale-leaseback transactions in various years involving certain properties that did not qualify for sale-leaseback accounting as the lease agreements included various forms of continuing involvement. These transactions include the sale-leaseback of nine properties for cash proceeds of $25.4 million during Fiscal 2014. These transactions have been classified as financing transactions in accordance with ASC Topic 840, “Leases,” due to the existence of prohibited forms of continuing involvement.

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

The Company incurred rental expense related to operating leases associated with its supermarkets of $28.8 million, $2.4 million, $26.3 million and $25.4 million, net of sublease rental income of $3.1 million, $0.3 million, $3.4 million and $4.2 million during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively, that is included in rent expense in the consolidated statements of comprehensive loss. In addition, the Company incurred rental expense related to equipment recorded in selling and general expenses in the consolidated statements of comprehensive loss of $0.3 million, $0.1 million, $0.3 million and $0.4 million during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively. The Company also incurred rental expense related to equipment and office rent recorded in administrative expenses in the consolidated statements of comprehensive loss of $1.2 million, $0.1 million, $1.2 million and $1.4 million during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively.

9. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	December 27, 2014	December 28, 2013
Holding I Notes	$460,000	$460,000
Holding II Notes	150,000	150,000
Discount on Holding II Notes	(1,100)	(1,353)
2017 ABL Facility	52,000	54,800
Other loans	5,213	2,604
Mortgage note payable	—	444

Total debt	666,113	666,495
Current portion	(1,983)	(2,309)

Total long-term debt	$664,130	$664,186

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

Also on December 20, 2012, the Company satisfied and discharged its obligations under its previous senior secured notes by depositing $377.3 million in irrevocable trust to repay the $350.0 million notes, and pay a $17.7 million redemption premium and $9.6 million of unpaid interest calculated through January 22, 2013, the settlement date of the redemption with bondholders. The redemption premium, prepaid interest for the period between the December 20, 2012 discharge date and the January 22, 2013 settlement date of $3.2 million, the write off of unamortized deferred financing costs of $7.8 million (see Note 6) and the write off of the unamortized net discount on the notes of $2.0 million were recorded within loss on debt extinguishment in the Fiscal 2012 consolidated statement of comprehensive loss.

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

On December 14, 2012, Tops Markets entered into the 2017 ABL Facility with Bank of America, N.A., as collateral agent and administrative agent. The 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for up to $50.0 million of additional borrowing capacity if certain conditions are met. The borrowing base includes inventory, pharmacy prescription files and certain receivables. The 2017 ABL Facility will mature on December 14, 2017.

As of December 27, 2014, the unused availability under the 2017 ABL Facility was $35.7 million, after giving effect to the borrowing base calculation, $20.7 million of letters of credit outstanding and $52.0 million borrowings outstanding. As of December 28, 2013, $17.6 million of letters of credit were outstanding under the 2017 ABL Facility. Revolving loans under the 2017 ABL Facility, at the Company’s option, bear interest at either LIBOR plus a margin of 150 to 200 basis points, determined based on levels of borrowing availability, or the prime rate plus a margin of 50 to 100 basis points, determined based on levels of borrowing availability. As of December 27, 2014 and December 28, 2013, the weighted average interest rates on borrowings under the 2017 ABL Facility were 2.24% and 1.90%, respectively. The 2017 ABL Facility is collateralized primarily by (i) first priority interests, subject to certain exceptions and permitted liens, in the ABL Priority Collateral and (ii) second priority interests, subject to certain exceptions and permitted liens, in the Holding I Notes Priority Collateral.

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

On November 29, 2013, Tops MBO Co entered into the $12.3 million MBO Co Loan to partially fund the Management Purchase. The MBO Co Loan bore cash interest of LIBOR plus a margin of 300 basis points, with six scheduled quarterly principal and interest payments that began March 31, 2014. Holding II and its subsidiaries were neither co-issuers nor guarantors of the MBO Co Loan, and none of the assets or stock of Holding II were pledged as collateral for the MBO Co Loan. Accordingly, the MBO Co Loan was not pushed down to the consolidated financial statements of Holding II. The remaining principal balance on the MBO Co Loan, along with accrued and unpaid interest, was repaid in full on September 25, 2014.

Principal payments required to be made on outstanding debt as of December 27, 2014, excluding capital lease obligations, are as follows (dollars in thousands):

2015	$1,983
2016	2,076
2017	512,681
2018	150,036
2019	37
Thereafter	400

Total debt	$667,213

Interest expense, inclusive of capital lease interest of $22.4 million, was $83.4 million during Fiscal 2014. Interest expense, inclusive of capital lease interest of $1.5 million, was $6.4 million during the Fiscal 2013 Successor Period. Interest expense, inclusive of capital lease interest of $14.7 million, was $64.5 million during the Fiscal 2013 Predecessor Period. Interest expense, inclusive of capital lease interest of $18.0 million, was $58.9 million during Fiscal 2012.

10. IMPAIRMENT

During August 2013, the Company made the determination to abandon the use of software procured for use in its point-of-sale system. Accordingly, the Company wrote off software assets with an aggregate net carrying value of $1.6 million as an impairment in the consolidated statement of comprehensive loss during the Fiscal 2013 Predecessor Period.

11. INCOME TAXES

Income tax (benefit) expense for Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012 was as follows (dollars in thousands):

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)
Current:
Federal	$—	$—	$—	$3
State	100	5	37	41

Total current	100	5	37	44

Deferred:
Federal	(8,192)	(1,055)	(4,442)	(7,716)
State	(1,364)	(135)	(91)	(1,459)
Change in valuation allowance	1,933	—	6,129	10,539

Total deferred	(7,623)	(1,190)	1,596	1,364

Total income tax (benefit) expense	$(7,523)	$(1,185)	$1,633	$1,408

Reconciliations of the statutory federal income tax (benefit) expense to the effective tax (benefit) expense for Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012 are as follows (dollars in thousands):

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)
Statutory federal income tax (benefit) expense	$(7,766)	$(1,073)	$(8,731)	$(7,540)
Valuation allowance	1,933	—	6,129	10,539
State income tax (benefit) expense, net of federal benefit	(1,272)	(131)	259	(1,471)
Stock-based compensation deficiency on exercise	—	—	3,062	—
Non-deductible expenses	165	3	1,518	69
Benefit of federal tax credits	(270)	—	(264)	(63)
Other	(313)	16	(340)	(126)

	$(7,523)	$(1,185)	$1,633	$1,408

During May 2013, all outstanding stock options were exercised (see Note 12). As the exercise prices of all stock options equaled the exercise date fair value, no cash expenditures were incurred by the Company. The Company had recognized a deferred tax asset of $3.5 million (including a $0.4 million state portion) related to stock-based compensation recognized by the Company since the stock option grant dates. As the Company did not have a pool of excess tax benefits in equity from prior exercises of stock options, the charge was recorded during the Fiscal 2013 Predecessor Period.

The components of deferred income tax assets and liabilities are comprised of the following (dollars in thousands):

	December 27, 2014	December 28, 2013
Current deferred tax assets (liabilities):
Inventory and other reserves	$(4,427)	$(3,706)
Prepaid taxes, insurance and service contracts	6,364	6,740
Accrued compensation	1,310	2,253
Other	708	842
Valuation allowance	(499)	—

Current net deferred tax assets	3,456	6,129

Non-current deferred tax assets (liabilities):
Capital leases	10,738	2,040
Property and equipment depreciation	(18,003)	(17,637)
Goodwill and intangible assets	(60,730)	(64,131)
Federal and state net operating loss carryforwards and federal credits	22,395	23,509
Valuation allowance	(2,110)	—
Other	2,327	541

Non-current net deferred tax liabilities	(45,383)	(55,678)

Net deferred tax liabilities	$(41,927)	$(49,549)

The Company has U.S. federal and state net operating losses of $45.7 million and $41.9 million, respectively, which expire beginning in 2025. In addition, the Company has federal tax credits of $4.6 million, which expire beginning in 2025.

The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred income tax assets in accordance with ASC 740. The Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence provided by historical results, the Company considers the past three years.

Based on an assessment of the available positive and negative evidence, including the Company’s historical results, the Company determined that there are uncertainties relating to its ability to utilize the net deferred tax assets excluding deferred tax liabilities attributable to the indefinite-lived tradename, which the Company cannot assume the reversal of under ASC 740. In recognition of these uncertainties, the Company provided a 100% valuation allowance on the net deferred income tax assets during Fiscal 2009. During Fiscal 2014, the Fiscal 2013 Predecessor Period and Fiscal 2012, the Company established additional valuation allowance of $1.9 million, $6.1 million and $10.5 million, respectively, with offsetting charges to income tax expense. Additionally, during Fiscal 2014, the Fiscal 2013 Predecessor Period and Fiscal 2012, the Company established additional valuation allowance of $0.7 million, reduced valuation allowance by $0.2 million and established additional valuation allowance of $1.5 million, respectively, related to amounts recorded in other comprehensive loss.

The Company had deferred tax assets of $50.1 million as of the date of the Management Purchase, of which $24.4 million related to historical net operating losses (“NOLs”). These historical deferred tax assets were offset by deferred tax liabilities of $11.5 million as well as a valuation allowance of $43.9 million.

The Company conducted an analysis to determine the impact of the Management Purchase on its ability to utilize the NOLs. The analysis concluded that the Company incurred a change in ownership within the meaning of IRC Section 382. In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as NOLs in existence as the ownership change date. The IRC Section 382 calculation indicates that change in ownership will not impact the Company’s ability to use certain tax attributes, including NOLs.

Goodwill resulting from the Management Purchase is not tax deductible. Acquisition accounting adjustments to the fair value of intangible assets, property and equipment and certain other assets and liabilities are also not deductible for tax purposes. In accordance with ASC 805, incremental net deferred tax liabilities of $89.4 million related to acquisition accounting adjustments have been established as of the date of the Management Purchase with a corresponding adjustment to goodwill.

Due to net deferred tax liabilities recognized in conjunction with definite-lived intangible assets, property and equipment and certain other assets acquired and liabilities assumed, it was determined that it was more likely than not that the Company will be able to utilize deferred tax assets related to future tax deductions, and as such, the Company reversed the valuation allowance of $43.9 million related to acquired deferred tax assets, including NOLs, with a corresponding adjustment to goodwill at the date of the Management Purchase. However, as previously noted, the Company has fully reserved for the net deferred tax asset generated in Fiscal 2014.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company did not have any unrecognized tax benefits during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, and the Company does not expect significant unrecognized tax benefits over the next twelve months.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s U.S. federal income tax return for the 2012 tax year and beyond remains subject to examination by the IRS. State returns remain subject to examination for tax years 2008 and beyond depending on each state’s statute of limitations.

In September 2013, the IRS issued final regulations affecting costs to acquire, produce, or improve tangible property and re-proposed regulations affecting dispositions of tangible property. The final regulations are effective for taxable years beginning on or after January 1, 2014. The Company has evaluated the final regulations and does not expect the adoption of the regulations to have a material impact on its consolidated financial statements.

12. SHAREHOLDERS’ (DEFICIT) EQUITY

Effective January 24, 2008, the Company adopted the 2007 Stock Incentive Plan (‘‘Stock Plan’’) pursuant to which the Company’s Board of Directors, or a committee appointed by the Board of Directors (‘‘Committee’’), could grant at its discretion non-qualified stock options to directors, employees, consultants or independent contractors of the Company. Under the terms of the stock options, options that had not vested prior to a participant’s termination of employment with the Company were forfeited. Stock options vested over a period of three to five years, and expired ten years from the grant date. The 2007 Stock Plan was terminated in connection with the Management Purchase on December 1, 2013.

On December 20, 2012, the Company paid a dividend to its shareholders totaling $100.0 million, or $690.72 per share of common stock outstanding.

Effective December 28, 2012, the Company reduced the exercise price of 4,645 stock option grants, representing all outstanding options with exercise prices in excess of $400 per share, to $400 per share. No other terms of the awards were modified. The exercise price reductions resulted in $0.6 million of incremental stock-based compensation expense, of which $0.3 million was recorded during both the Fiscal 2013 Predecessor Period and Fiscal 2012.

On May 15, 2013, the Company paid a dividend to its shareholders totaling $141.9 million, or $980 per share of common stock outstanding.

Effective May 14, 2013, Holding I’s Board of Directors accelerated the vesting of stock options granted under its 2007 Stock Incentive Plan such that all outstanding and unvested stock options became immediately and fully vested. The 11,340 total outstanding stock options were then contributed by the option holders to Holding II in exchange for options to acquire shares of common stock of Holding II. Following the May 15, 2013 Holding II dividend, the exercise prices of all outstanding stock options were reduced by $380, from $400 to $20 per share. As a result of the acceleration of vesting and exercise price reductions of outstanding stock options, the Company recognized incremental stock-based compensation expense of $3.1 million within administrative expenses in the consolidated statement of comprehensive loss during the Fiscal 2013 Predecessor Period.

On May 16, 2013, following the May 15, 2013 dividend, the Company awarded make-whole payments to holders of stock options under the Stock Plan in amounts of $600 per stock option, representing the difference between the per share dividend paid to Holding II stockholders and the reduction in the exercise price of the stock options. These payments, totaling $6.8 million, were recorded within administrative expenses in the consolidated statement of comprehensive loss during the Fiscal 2013 Predecessor Period. Additionally, during May 2013, all outstanding stock options were exercised, which resulted in cash proceeds of $0.2 million.

On March 31, 2014 and June 30, 2014, the Company paid dividends of $2.4 million and $2.3 million, respectively, to Tops MBO Co to fund the quarterly principal and interest payments under the MBO Co Loan. On September 25, 2014, the Company paid a dividend of $7.9 million to Tops MBO Co to fund the repayment of the remaining principal balance and accrued and unpaid interest on the MBO Co Loan.

Compensation expense recognized in connection with the Stock Plan amounted to $3.8 million and $1.1 million for the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively, and is included in administrative expenses in the consolidated statements of comprehensive loss.

The Company determined the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value using the Black-Scholes option pricing model required a number of complex and subjective variables. Key assumptions in the Black-Scholes option pricing model included the value of the common stock, the expected life, expected volatility of the stock, the risk-free interest rate, and estimated forfeitures. The estimated life was equal to the award’s expected term which was estimated using the simplified method. Expected stock price volatility was based on the expected volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. The risk-free rate of interest was based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Estimated forfeitures were based on historical data, as well as management’s expectations.

13. RELATED PARTY TRANSACTIONS

The Company was a party to a Transaction and Monitoring Fee Agreement with MSPE and Graycliff Partners LP (“Graycliff”). In consideration of services provided, the Company paid an annual monitoring fee of $0.8 million to MSPE and $0.2 million to Graycliff, on a quarterly basis. Following the Management Purchase, MSPE and Graycliff are no longer related parties. Monitoring fees of $1.0 million were paid during the Fiscal 2013 Predecessor Period and Fiscal 2012. This agreement was terminated upon the consummation of the Management Purchase. These fees are included in administrative expenses in the consolidated statements of comprehensive loss.

14. RETIREMENT PLANS

Defined Benefit Plans

Certain former members of management of Tops Markets receive benefits under a nonqualified, unfunded supplemental executive retirement plan (“SERP”). In addition, the Company maintains post-employment benefit plans providing life insurance, disability and medical benefits for certain former employees, which are included in other post-retirement plans.

The components of net pension cost related to the SERP and other post-retirement plans are as follows (dollars in thousands):

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)

SERP:
Interest cost	$159	$11	$126	$162

Net pension cost	$159	$11	$126	$162

Other Post-Retirement Plans:
Interest cost	$151	$11	$127	$104
Service cost	1	—	2	3

Net pension cost	$152	$11	$129	$107

Estimated future benefit payments related to the SERP and other post-retirement plans are as follows (dollars in thousands):

	SERP	Other Post-Retirement Plans
2015	$649	$432
2016	620	187
2017	590	223
2018	557	223
2019	522	223
Subsequent five years	2,038	1,081

As these plans are unfunded, estimated contributions are expected to equal estimated benefit payments.

The changes in benefit obligation related to the SERP and other post-retirement plans are as follows (dollars in thousands):

	SERP	Other Post- Retirement Plans
Benefit obligation – December 29, 2012	$5,191	$4,165
Predecessor Period:
Interest cost	126	127
Service cost	—	2
Actuarial loss (gain)	27	(397)
Total disbursements	(588)	(288)
Successor Period:
Interest cost	11	11
Service cost	—	—
Actuarial loss (gain)	2	(33)
Total disbursements	—	(36)

Benefit obligation – December 28, 2013	4,769	3,551
Interest cost	159	151
Service cost	—	1
Actuarial loss	1,367	562
Total disbursements	(656)	(339)

Benefit obligation – December 27, 2014	$5,639	$3,926

The following table reflects the changes in accumulated other comprehensive (loss) income for Fiscal 2014, the Fiscal 2013 Successor Period and Fiscal 2013 Predecessor Period:

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)
SERP:
Net actuarial loss	$(1,367)	$(2)	$(27)
Amortization of net gain	147	10	136

Total recognized in other comprehensive (loss) income	$(1,220)	$8	$109

Other Post-Retirement Plans:
Net actuarial (loss) gain	$(561)	$34	$397
Amortization of net gain	60	7	85

Total recognized in other comprehensive (loss) income	$(501)	$41	$482

The net actuarial losses for Fiscal 2014 are attributable to decreases in the discount rates used to determine the benefit obligations, as well as the use of updated ‘RP-2014’ mortality tables.

The benefit plans have no plan assets and have unfunded status equal to their benefit obligations, which have been classified in the consolidated balance sheets as follows (dollars in thousands):

	SERP		Other Post-Retirement Plans
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Accrued expenses and other current liabilities	$649	$630	$432	$233
Other long-term liabilities	4,990	4,139	3,494	3,318

Total liability	$5,639	$4,769	$3,926	$3,551

Discount rate assumptions used to determine benefit obligations are as follows:

SERP		Other Post-Retirement Plans
December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
3.14%	3.56%	3.79%	4.59%

Discount rate assumptions used to determine net pension cost are as follows:

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)
SERP	3.56%	2.80%	2.80%	3.40%
Other post-retirement plans	4.59%	3.40%	3.40%	4.10%

The measurement date for the SERP and other post-retirement plans was December 31, 2014.

For guidance in determining the discount rate, the Company calculates the implied rate of return by matching the cash flows from the plans to a yield curve of returns available on high-quality corporate bonds at the measurement date. The discount rate assumption is reviewed annually and revised as deemed appropriate. After the purchase of Tops Markets by Holding I in December 2007, the Company ceased participation in the SERP and other post-retirement plans.

Assumed health care cost trend rates used in the calculation of benefit obligations related to the medical benefits portion of other post-retirement plans are as follows:

	December 27, 2014	December 28, 2013
Initial health care cost trend rate	5.50%	6.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year to reach ultimate trend rate	2016	2016

Other Benefit Plans

The Company maintains a defined contribution 401(k) plan that provides that under certain circumstances the Company will make matching contributions of up to 100% of the first 3%, and 50% of the next 2%, of a participant’s eligible compensation. The Company incurred $3.1 million, $0.2 million, $2.6 million and $2.5 million of expense related to this 401(k) plan during Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, respectively.

Multiemployer Pension Plans

The Company contributes to pension plans for our supermarket employees represented by United Food and Commercial Workers, District Union Local One and for our distribution employees represented by Teamsters Local 264. These plans generally provide retirement benefits to participants based on their years of service to contributing employers. The retirement benefits provided by these plans are generally not negotiated by participating employers. During Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, the Company made contributions of $10.6 million, $0.8 million, $9.2 million and $9.4 million, respectively, to these plans.

The risks of participating in a multiemployer pension plan are different from a single-employer pension plan in the following respects:

a)	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

b)	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

c)	If the Company stops participating in the multiemployer pension plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans is outlined in the following table. The “EIN / Plan Number” column provides the Employer Identification Numbers, or EINs, and the Plan Numbers. The most recent Pension Protection Act Zone Status available in 2014 and 2013 is for the plan years ending December 31, 2013, and December 31, 2012, respectively. The zone status is based on information that the Company received from the plans. Among other factors, generally, plans in critical status (“red zone”) are less than 65 percent funded, plans in endangered or seriously endangered status (“yellow zone” or “orange zone”, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the “green zone.” The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan, or FIP, or a rehabilitation plan, or RP, is either pending or has been implemented by the trustees of the plan.

		Pension				FIP/RP		Expiration Dates
		Protection		Tops 5% of Total		Status		of Collective
	EIN/Plan	Act Zone Status		Contributions		Pending /	Surcharge	Bargaining
Pension Fund	Number	2014	2013	2014	2013	Implemented	Imposed	Agreements
UFCW Local One Pension Fund	16-6144007 / 001	Red	Red	Yes	Yes	Implemented	No	October 3, 2015 – July 30, 2017
New York State Teamsters Conference Pension and Retirement Fund	16-6063585 / 074	Red	Red	No	No	Implemented	No	August 10, 2019

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

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition of Erie Logistics from C&S. This suspension was retroactive to the effective date of the acquisition. During this “suspension” and thereafter through the date of this 10-K, Erie Logistics has continued to make contributions to the Fund as required by the collective bargaining agreements with Teamsters Local 264. The Fund has rejected and returned these contributions. During Fiscal 2014, these rejected contributions totaled $4.2 million. On May 27, 2014, the Fund provided Erie Logistics and C&S with notice of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by the Employee Retirement Income Security Act (“ERISA”), of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund. The Company is vigorously contesting this determination, initially through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable. If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability. Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S. During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014. The monthly conditional payments of withdrawal liability, totaling $3.8 million during Fiscal 2014, are in addition to pension contributions the Company is required to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept. The conditional monthly payments of withdrawal liability have been recorded in accounts receivable, while the rejected contributions have been recorded in accrued expenses and other current liabilities within our consolidated balance sheet as of December 27, 2014.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements by reason of the Company’s failing to participate in the Fund.

15. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Effective December 22, 2013, in connection with its purchase of all the membership interests of Erie Logistics and certain other assets from C&S, the Company modified its existing supply agreement with C&S whereby it will resume warehousing and transportation functions, while C&S will continue to provide procurement and purchasing services in support of the majority of the Company’s supply chain. This modified supply agreement, which expires on September 24, 2016, sets out the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale in our supermarkets. In consideration for the services it provides under the agreement, C&S is paid a fee based on all merchandise procured and also has incentive income opportunities.

On September 24, 2012, the Company entered into a supplemental supply agreement with C&S to provide similar services in support of the 21 supermarkets acquired in the GU Acquisition. This agreement expires on September 23, 2022.

Effective May 1, 2013, Tops Markets entered into a member participation agreement with Topco, a procurement cooperative for food retailers and wholesalers, for the supply of substantially all of the Company’s prescription drugs. Tops Markets must purchase 95% of its branded prescription drugs and 95% of its generic pharmaceutical products through Topco. This agreement expires February 28, 2017.

Effective July 24, 2010, the Company extended its existing IT outsourcing agreement with HP Enterprise Services, LLC (formerly known as Electronic Data Systems, LLC), or HP, through December 31, 2017 to provide a wide range of information systems services. Under the agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates.

The costs of these purchase commitments are not reflected in the Company’s consolidated balance sheets.

Asset Retirement Obligations

The changes in the Asset Retirement Obligations are as follows (dollars in thousands):

Balance – December 29, 2012	$3,259
Predecessor Period:
Obligations of acquired/new supermarkets	125
Accretion of liability	269
Settlement of obligations	(65)
Successor Period:
Decrease of expected future cost of obligations	(755)
Accretion of liability	22

Balance – December 28, 2013	2,855
Obligations of acquired/new supermarkets	137
Accretion of liability	264

Balance – December 27, 2014	$3,256

Environmental Liabilities

The Company is contingently liable for potential environmental issues of some of its properties. As the Company is unaware of environmental issues that are expected to materially impact the Company’s consolidated financial statements as a whole, no amounts were accrued as of December 27, 2014 or December 28, 2013.

Collective Bargaining Agreements

The Company employs approximately 15,100 associates. Approximately 83% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or two other UFCW unions. Approximately 4% are members of Teamsters Local 264, working within our warehouse and distribution facilities. All other associates are non-union. The Company is a party to five collective bargaining agreements with Local One expiring between October 2015 and July 2017. The Company has a non-Local One UFCW collective bargaining agreement that expired in February 2015 and is currently in the process of being negotiated, and another non-Local One UFCW collective bargaining agreement that expires in April 2016. The Company is also a party to three collective bargaining agreements with Teamsters Local 264 expiring in August 2019.

Legal Proceedings

The Company is unaware of legal proceedings that are expected to materially impact the Company’s consolidated financial statements as a whole. No amounts related to legal proceedings were accrued as of December 27, 2014 or December 28, 2013.

16. GUARANTOR FINANCIAL STATEMENTS

The obligations of Holding I, Tops Markets and Tops Markets II Corporation under the Holding I Notes are jointly and severally, fully and unconditionally guaranteed by Holding II, the parent of Holding I, and Tops Gift Card Company, LLC and Tops PT, LLC (the “Guarantor Subsidiaries”), 100% owned subsidiaries of Tops Markets. Holding II was established in May 2013, Tops Gift Card Company, LLC was established in October 2008, and Tops PT, LLC was established in January 2010. Tops Markets and Tops Markets II Corporation are joint issuers of the Holding I Notes and are 100% owned by Holding I. Separate financial statements of Holding II, Holding I, Tops Markets, Tops Markets II Corporation and of the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional, subject to customary release provisions, and Holding II and the Guarantor Subsidiaries are jointly and severally liable thereon.

The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets as of December 27, 2014 and December 28, 2013 for Holding II, Holding I, Tops Markets, the Guarantor Subsidiaries, and for the Company, statements of comprehensive loss for Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012, and statements of cash flows for Fiscal 2014, the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012. Supplemental financial information has not been presented for Tops Markets II Corporation as it is a finance subsidiary.

TOPS HOLDING II CORPORATION

CONSOLIDATED BALANCE SHEET

DECEMBER 27, 2014

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$25,497	$819	$—	$26,316
Accounts receivable, net	—	—	52,068	12,062	—	64,130
Intercompany receivables	—	—	44,544	7,093	(51,637)	—
Inventory, net	—	—	111,468	37,816	—	149,284
Prepaid expenses and other current assets	—	—	7,949	3,223	—	11,172
Income taxes refundable	—	—	43	—	—	43
Current deferred tax assets	—	—	3,456	—	—	3,456

Total current assets	—	—	245,025	61,013	(51,637)	254,401

Property and equipment, net	—	—	322,186	63,703	—	385,889
Goodwill	—	—	47,081	165,820	—	212,901
Intangible assets, net	—	—	137,004	47,155	—	184,159
Other assets	5,115	—	9,918	3,041	(3,041)	15,033
Investment in subsidiaries	134,492	140,192	210,699	—	(485,383)	—

Total assets	$139,607	$140,192	$971,913	$340,732	$(540,061)	$1,052,383

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$—	$67,826	$18,159	$—	$85,985
Intercompany payables	—	5,700	7,093	38,844	(51,637)	—
Accrued expenses and other current liabilities	474	—	59,972	21,664	—	82,110
Current portion of capital lease obligations	—	—	8,532	121	—	8,653
Current portion of long-term debt	—	—	1,951	32	—	1,983

Total current liabilities	474	5,700	145,374	78,820	(51,637)	178,731

Capital lease obligations	—	—	122,849	17,466	—	140,315
Long-term debt	148,900	—	517,730	541	(3,041)	664,130
Other long-term liabilities	—	—	28,259	5,332	—	33,591
Non-current deferred tax liabilities	—	—	17,509	27,874	—	45,383

Total liabilities	149,374	5,700	831,721	130,033	(54,678)	1,062,150

Total shareholders’ (deficit) equity	(9,767)	134,492	140,192	210,699	(485,383)	(9,767)

Total liabilities and shareholders’ (deficit) equity	$139,607	$140,192	$971,913	$340,732	$(540,061)	$1,052,383

TOPS HOLDING II CORPORATION

CONSOLIDATED BALANCE SHEET

DECEMBER 28, 2013

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$29,051	$862	$—	$29,913
Accounts receivable, net	—	—	52,453	12,068	—	64,521
Intercompany receivables	—	—	78,977	6,093	(85,070)	—
Inventory, net	—	—	106,487	35,809	—	142,296
Prepaid expenses and other current assets	—	—	7,817	2,938	—	10,755
Income taxes refundable	—	—	110	—	—	110
Current deferred tax assets	—	—	6,129	—	—	6,129

Total current assets	—	—	281,024	57,770	(85,070)	253,724

Property and equipment, net	—	—	320,209	68,267	—	388,476
Goodwill	—	—	47,081	165,820	—	212,901
Intangible assets, net	—	—	146,067	50,997	—	197,064
Other assets	6,309	—	12,677	3,041	(3,041)	18,986
Investment in subsidiaries	161,875	167,575	201,445	—	(530,895)	—

Total assets	$168,184	$167,575	$1,008,503	$345,895	$(619,006)	$1,071,151

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$62,972	$16,728	$—	$79,700
Intercompany payables	—	5,700	6,093	73,277	(85,070)	—
Accrued expenses and other current liabilities	510	—	73,363	24,358	—	98,231
Current portion of capital lease obligations	—	—	7,918	396	—	8,314
Current portion of long-term debt	—	—	2,278	31	—	2,309

Total current liabilities	510	5,700	152,624	114,790	(85,070)	188,554

Capital lease obligations	—	—	109,695	2,541	—	112,236
Long-term debt	148,647	—	518,007	573	(3,041)	664,186
Other long-term liabilities	—	—	26,730	4,740	—	31,470
Non-current deferred tax liabilities	—	—	33,872	21,806	—	55,678

Total liabilities	149,157	5,700	840,928	144,450	(88,111)	1,052,124

Total shareholders’ equity	19,027	161,875	167,575	201,445	(530,895)	19,027

Total liabilities and shareholders’ equity	$168,184	$167,575	$1,008,503	$345,895	$(619,006)	$1,071,151

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FISCAL 2014

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,937,445	$572,127	$(1,257)	$2,508,315
Cost of goods sold	—	—	(1,368,236)	(383,557)	—	(1,751,793)
Distribution costs	—	—	(38,658)	(11,347)	—	(50,005)

Gross profit	—	—	530,551	177,223	(1,257)	706,517

Operating expenses:
Wages, salaries and benefits	—	—	(258,911)	(87,288)	—	(346,199)
Selling and general expenses	—	—	(93,816)	(32,366)	1,257	(124,925)
Administrative expenses	—	—	(52,765)	(15,963)	—	(68,728)
Rent expense, net	—	—	(16,725)	(8,982)	—	(25,707)
Depreciation and amortization	—	—	(47,389)	(11,378)	—	(58,767)
Advertising	—	—	(16,452)	(4,985)	—	(21,437)

Total operating expenses	—	—	(486,058)	(160,962)	1,257	(645,763)

Operating income	—	—	44,493	16,261	—	60,754
Other income	—	—	435	—	—	435
Interest expense, net	(14,536)	—	(67,902)	(941)	—	(83,379)
Equity (loss) income from subsidiaries	(131)	(131)	9,253	—	(8,991)	—

(Loss) income before income taxes	(14,667)	(131)	(13,721)	15,320	(8,991)	(22,190)

Income tax benefit (expense)	—	—	13,590	(6,067)	—	7,523

Net (loss) income	(14,667)	(131)	(131)	9,253	(8,991)	(14,667)

Change in postretirement benefit obligation	(1,721)	(1,721)	(1,721)	—	3,442	(1,721)

Comprehensive (loss) income	$(16,388)	$(1,852)	$(1,852)	$9,253	$(5,549)	$(16,388)

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FISCAL 2013 SUCCESSOR PERIOD

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$153,037	$44,546	$(260)	$197,323
Cost of goods sold	—	—	(109,655)	(30,259)	—	(139,914)
Distribution costs	—	—	(2,160)	(1,174)	—	(3,334)

Gross profit	—	—	41,222	13,113	(260)	54,075

Operating expenses:
Wages, salaries and benefits	—	—	(20,085)	(6,713)	—	(26,798)
Selling and general expenses	—	—	(7,251)	(2,344)	260	(9,335)
Administrative expenses	—	—	(4,843)	(1,277)	—	(6,120)
Rent expense, net	—	—	(1,391)	(732)	—	(2,123)
Depreciation and amortization	—	—	(3,760)	(589)	—	(4,349)
Advertising	—	—	(1,536)	(436)	—	(1,972)

Total operating expenses	—	—	(38,866)	(12,091)	260	(50,697)

Operating income	—	—	2,356	1,022	—	3,378

Interest expense, net	(1,076)	—	(5,365)	(4)	—	(6,445)
Equity (loss) income from subsidiaries	(806)	(806)	615	—	997	—

(Loss) income before income taxes	(1,882)	(806)	(2,394)	1,018	997	(3,067)
Income tax benefit (expense)	—	—	1,588	(403)	—	1,185

Net (loss) income	(1,882)	(806)	(806)	615	997	(1,882)
Change in postretirement benefit obligation	49	49	49	—	(98)	49

Comprehensive (loss) income	$(1,833)	$(757)	$(757)	$615	$899	$(1,833)

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FISCAL 2013 PREDECESSOR PERIOD

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,758,128	$526,369	$(981)	$2,283,516
Cost of goods sold	—	—	(1,239,456)	(350,394)	—	(1,589,850)
Distribution costs	—	—	(33,797)	(11,786)	—	(45,583)

Gross profit	—	—	484,875	164,189	(981)	648,083

Operating expenses:
Wages, salaries and benefits	—	—	(235,081)	(79,955)	—	(315,036)
Selling and general expenses	—	—	(81,652)	(26,753)	981	(107,424)
Administrative expenses	(10,893)	(950)	(63,101)	(16,229)	—	(91,173)
Rent expense, net	—	—	(14,387)	(8,455)	—	(22,842)
Depreciation and amortization	—	—	(39,979)	(11,261)	—	(51,240)
Advertising	—	—	(14,776)	(4,460)	—	(19,236)
Impairment	—	—	(1,620)	—	—	(1,620)

Total operating expenses	(10,893)	(950)	(450,596)	(147,113)	981	(608,571)

Operating (loss) income	(10,893)	(950)	34,279	17,076	—	39,512

Interest expense, net	(7,926)	—	(56,380)	(152)	—	(64,458)
Equity (loss) income from subsidiaries	(7,760)	(6,810)	10,222	—	4,348	—

(Loss) income before income taxes	(26,579)	(7,760)	(11,879)	16,924	4,348	(24,946)

Income tax benefit (expense)	—	—	5,069	(6,702)	—	(1,633)

Net (loss) income	(26,579)	(7,760)	(6,810)	10,222	4,348	(26,579)

Change in postretirement benefit obligation	590	590	590	—	(1,180)	590

Comprehensive (loss) income	$(25,989)	$(7,170)	$(6,220)	$10,222	$3,168	$(25,989)

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FISCAL 2012

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,795,842	$570,762	$(1,265)	$2,365,339
Cost of goods sold	—	—	(1,274,836)	(379,257)	—	(1,654,093)
Distribution costs	—	—	(33,901)	(12,762)	—	(46,663)

Gross profit	—	—	487,105	178,743	(1,265)	664,583

Operating expenses:
Wages, salaries and benefits	—	—	(233,362)	(87,264)	—	(320,626)
Selling and general expenses	—	—	(74,275)	(26,831)	1,265	(99,841)
Administrative expenses	(2,078)	(950)	(60,499)	(18,877)	—	(82,404)
Rent expense, net	—	—	(12,350)	(8,875)	—	(21,225)
Depreciation and amortization	—	—	(39,197)	(13,420)	—	(52,617)
Advertising	—	—	(14,307)	(5,007)	—	(19,314)

Total operating expenses	(2,078)	(950)	(433,990)	(160,274)	1,265	(596,027)
Operating (loss) income	(2,078)	(950)	53,115	18,469	—	68,556

Loss on debt extinguishment	—	—	(31,205)	—	—	(31,205)
Interest expense, net	—	—	(58,706)	(187)	—	(58,893)
Equity (loss) income from subsidiaries	(20,872)	(19,922)	11,042	—	29,752	—

(Loss) income before income taxes	(22,950)	(20,872)	(25,754)	18,282	29,752	(21,542)

Income tax benefit (expense)	—	—	5,832	(7,240)	—	(1,408)

Net (loss) income	(22,950)	(20,872)	(19,922)	11,042	29,752	(22,950)

Change in postretirement benefit obligation	(2,309)	(2,309)	(2,309)	—	4,618	(2,309)

Comprehensive (loss) income	$(25,259)	$(23,181)	$(22,231)	$11,042	$34,370	$(25,259)

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FISCAL 2014

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(13,126)	$—	$27,058	$24,195	$—	$38,127

Cash flows used in investing activities:
Cash paid for property and equipment	—	—	(35,446)	(3,464)	—	(38,910)
Change in intercompany receivables position	—	—	34,433	(1,000)	(33,433)	—

Net cash used in investing activities	—	—	(1,013)	(4,464)	(33,433)	(38,910)

Cash flows provided by (used in) financing activities:
Capital contributions	25,697	25,697	—	—	(51,394)	—
Dividends	(12,571)	(25,697)	(25,697)	—	51,394	(12,571)
Borrowings on 2017 ABL Facility	—	—	459,900	—	—	459,900
Repayments on 2017 ABL Facility	—	—	(462,700)	—	—	(462,700)
Proceeds from sale leaseback financing transactions	—	—	10,360	15,076	—	25,436
Principal payments on capital leases	—	—	(8,265)	(386)	—	(8,651)
Repayments of long-term debt borrowings	—	—	(3,756)	(31)	—	(3,787)
Deferred financing costs paid	—	—	(637)	—	—	(637)
Change in bank overdraft position	—	—	196	—	—	196
Change in intercompany payables position	—	—	1,000	(34,433)	33,433	—

Net cash provided by (used in) financing activities	13,126	—	(29,599)	(19,774)	33,433	(2,814)

Net decrease in cash and cash equivalents	—	—	(3,554)	(43)	—	(3,597)
Cash and cash equivalents – beginning of period	—	—	29,051	862	—	29,913

Cash and cash equivalents – end of period	$—	$—	$25,497	$819	$—	$26,316

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FISCAL 2013 SUCCESSOR PERIOD

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(10,204)	$—	$150,193	$(140,368)	$—	$(379)

Cash flows used in investing activities:
Cash paid for property and equipment	—	—	(6,038)	(196)	—	(6,234)
Change in intercompany receivables position	—	—	—	140,605	(140,605)	—

Net cash used in investing activities	—	—	(6,038)	140,409	(140,605)	(6,234)

Cash flows provided by (used in) financing activities:
Capital contributions	7,656	7,656	—	—	(15,312)	—
Dividend to shareholders	—	(7,656)	(7,656)	—	15,312	—
Change in intercompany payables position	—	—	(140,605)	—	140,605	—
Borrowings on 2017 ABL Facility	—	—	62,200	—	—	62,200
Repayments on 2017 ABL Facility	—	—	(49,900)	—	—	(49,900)
Principal payments on capital leases	—	—	(607)	(35)	—	(642)
Deferred financing costs paid	—	—	(378)	—	—	(378)
Change in bank overdraft position	—	—	98	—	—	98
Repayments of long-term debt borrowings	—	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	7,656	—	(136,848)	(36)	140,605	11,377

Net (decrease) increase in cash and cash equivalents	(2,548)	—	7,307	5	—	4,764
Cash and cash equivalents – beginning of period	2,548	—	21,744	857	—	25,149

Cash and cash equivalents – end of period	$—	$—	$29,051	$862	$—	$29,913

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FISCAL 2013 PREDECESSOR PERIOD

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(950)	$34,551	$26,448	$—	$60,049

Cash flows used in investing activities:
Cash paid for property and equipment	—	—	(44,471)	(3,466)	—	(47,937)
Acquisition of independent supermarkets	—	—	(5,995)	—	—	(5,995)
Change in intercompany receivables position	—	—	(950)	(22,586)	23,536	—

Net cash used in investing activities	—	—	(51,416)	(26,052)	23,536	(53,932)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt borrowings	148,500	—	—	—	—	148,500
Dividend to shareholders	(141,920)	(50)	(50)	—	100	(141,920)
Purchase of shares	(4,259)	—	—	—	—	(4,259)
Stock option exercises	227	—	—	—	—	227
Capital contributions	50	50	—	—	(100)	—
Contribution to Tops MBO Corporation	(50)	—	—	—	—	(50)
Change in intercompany payables position	—	950	22,586	—	(23,536)	—
Borrowings on 2017 ABL Facility	—	—	346,200	—	—	346,200
Repayments on 2017 ABL Facility	—	—	(338,700)	—	—	(338,700)
Principal payments on capital leases	—	—	(13,073)	(368)	—	(13,441)
Deferred financing costs paid	—	—	(9,358)	—	—	(9,358)
Change in bank overdraft position	—	—	(310)	—	—	(310)
Repayments of long-term debt borrowings	—	—	(272)	(7)	—	(279)

Net cash provided by (used in) financing activities	2,548	950	7,023	(375)	(23,536)	(13,390)

Net increase (decrease) in cash and cash equivalents	2,548	—	(9,842)	21	—	(7,273)
Cash and cash equivalents – beginning of period	—	—	31,586	836	—	32,422

Cash and cash equivalents – end of period	$2,548	$—	$21,744	$857	$—	$25,149

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FISCAL 2012

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(950)	$47,029	$40,928	$—	$87,007

Cash flows used in investing activities:
Cash paid for property and equipment	—	—	(30,329)	(7,236)	—	(37,565)
Acquisition of Grand Union supermarkets	—	—	(27,640)	—	—	(27,640)
Acquisition of independent supermarkets	—	—	(3,304)	—	—	(3,304)
Proceeds from insurable loss recovery	—	—	—	1,455	—	1,455
Change in intercompany receivables position	—	—	(950)	(34,785)	35,735	—

Net cash used in investing activities	—	—	(62,223)	(40,566)	35,735	(67,054)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt borrowings	—	—	460,000	—	—	460,000
Repayments of long-term debt borrowings	—	—	(350,452)	—	—	(350,452)
Dividend to shareholders	—	—	(100,000)	—	—	(100,000)
Borrowings on 2017 ABL Facility	—	—	35,000	—	—	35,000
Borrowings on 2013 ABL Facility	—	—	158,800	—	—	158,800
Repayments on 2013 ABL Facility	—	—	(163,800)	—	—	(163,800)
Debt extinguishment costs incurred	—	—	(20,901)	—	—	(20,901)
Principal payments on capital leases	—	—	(12,962)	(356)	—	(13,318)
Deferred financing costs incurred	—	—	(11,943)	—	—	(11,943)
Change in bank overdraft position	—	—	(98)	—	—	(98)
Change in intercompany payables position	—	950	34,785	—	(35,735)	—

Net cash provided by (used in) financing activities	—	950	28,429	(356)	(35,735)	(6,712)

Net increase in cash and cash equivalents	—	—	13,235	6	—	13,241
Cash and cash equivalents – beginning of year	—	—	18,351	830	—	19,181

Cash and cash equivalents – end of year	$—	$—	$31,586	$836	$—	$32,422

17. QUARTERLY DATA (UNAUDITED)

The table below reflects the unaudited results of operations for Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period (Dollars in thousands).

	Successor Period
Fiscal 2014	16-week period ended April 19, 2014(1)	12-week period ended July 12, 2014(1)	12-week period ended October 4, 2014(1)	12-week period ended December 27, 2014
Net sales	$756,539	$596,200	$580,741	$574,835
Gross profit	214,137	167,154	165,033	160,193
Operating income	13,315	18,824	16,397	12,218
Income tax benefit (expense)	4,136	(470)	795	3,062
Net loss	(7,626)	(967)	(1,433)	(4,641)

	Predecessor Period				Successor Period
Fiscal 2013	16-week period ended April 20, 2013	12-week period ended July 13, 2013	12-week period ended October 5, 2013	8-week period ended November 30, 2013	4-week period ended December 28, 2013(1)
Net sales	$735,809	$601,275	$572,454	$373,978	$197,323
Gross profit	208,141	170,578	163,401	105,963	54,075
Operating income (loss) (2) (3)	15,198	11,804	17,483	(4,973)	3,378
Income tax (expense) benefit	(427)	(378)	(378)	(450)	1,185
Net loss(2) (3)	(4,201)	(5,316)	(140)	(16,922)	(1,882)

(1)	Previously reported results have been retroactively adjusted to reflect the finalization of the acquisition date fair values of property and equipment and intangible assets related to the Management Purchase.
(2)	Operating income and net loss for the 12-week period ended July 13, 2013 includes $6.8 million of bonuses paid to stock option holders following the May 2013 dividend, and incremental stock-based compensation expense of $3.1 million associated with stock option modifications.
(3)	Operating loss and net loss for the 8-week period ended November 30, 2013 includes $14.8 million of transaction costs associated with the Management Purchase.

18. SUBSEQUENT EVENTS

During January 2015, the Company sold pharmacy scripts and inventory related to 27 of its in-store pharmacy locations for cash proceeds of $14.9 million. These pharmacies were then closed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 27, 2014, the Chief Executive Officer and the Chief Financial Officer, together with other members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of December 27, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 27, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of December 27, 2014.

This 10-K does not include an attestation report of the Company’s registered public accounting firm regarding its internal control over financial reporting because as a non-accelerated filer our registered public accounting firm is not required to issue such an attestation report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of March 26, 2015. Our executive officers and directors serve a term of office that ends when their successor is elected and qualified or their earlier death, resignation or removal.

Directors and executive officers	Age	Principal occupation or position
Frank Curci	63	President, Chief Executive Officer and Director and Chairman of the Board
David Langless	38	Senior Vice President and Chief Financial Officer
Kevin Darrington	47	Chief Operating Officer and Director
John Persons	48	Executive Vice President, Sales, Marketing and Merchandising and Director
Lynne Burgess	65	Executive Vice President, General Counsel and Secretary and Director
Jack Barrett	68	Executive Vice President, Human Resources, Assistant Secretary and Director
Ron Ferri	41	Senior Vice President, Distribution and Logistics

Frank Curci. Mr. Curci has served as President, Chief Executive Officer and Director of the Company since December 2007 and as Chairman of the Board since December 1, 2013. Mr. Curci has more than 38 years of experience in the supermarket industry. From April 2005 to September 2006, he served as Chief Operating Officer for Alabama-based Southern Family Markets, a subsidiary of C&S, where he led the start-up of two chains emphasizing the neighborhood grocery store format. From June 2004 to March 2005, he served as Senior Vice President of Operations at Farmer Jack, a supermarket chain based in Michigan. While at Koninklijke Ahold N.V. from 1995 to 2003, Mr. Curci was Chief Executive Officer of Tops Markets, LLC and held senior leadership positions at the Bi-Lo chain in South Carolina and Edwards Super Food stores on the East Coast. Mr. Curci also spent nine years from 1987 to 1995 at Mayfair Supermarkets, which operated as Foodtown in New Jersey. Mr. Curci is a member of the Board of Directors of Kaleida Health and Topco Holdings, Inc, a buying cooperative. He is a certified public accountant and holds an M.B.A. and a B.A. from Rutgers University.

David Langless. Mr. Langless has served as Senior Vice President and Chief Financial Officer of the Company since October 20, 2014. From August 2010 to October 2014, he was Vice President and Chief Accounting Officer and from August 2008 to August 2010, he was Director, Financial Reporting. Prior to joining the Company, he served as Director of Financial Reporting at Mark IV Industries, Inc. Prior to Mark IV Industries, he spent six years in the assurance and business risk services practices of Ernst & Young, LLP. He is a certified public accountant and holds an M.B.A. from the State University of New York at Buffalo and a B.S. in accounting from Canisius College.

Kevin Darrington. Mr. Darrington has served as Chief Operating Officer of the Company since March 1, 2010 and as Director of the Company since December 1, 2013. From March 2010 to December 2010, he was Chief Operating Officer and Chief Financial Officer. He was Senior Vice President and Chief Financial Officer from March 2008 to March 2010. Prior to joining the Company, he was Senior Vice President and Chief Accounting Officer at Pathmark Stores from May 2006 to February 2008, Chief Financial Officer at Pharmaca Integrative Pharmacy from September 2005 to April 2006 and Vice President and Corporate Controller at Foot Locker Inc. from February 1998 to September 2005. Mr. Darrington is a member of the Board of Directors of Food Bank of WNY, where he also serves on the Executive Committee and as Treasurer. He is a certified public accountant and holds an M.B.A. from Temple University and a B.S. in accounting from Indiana University.

John Persons. Mr. Persons has served as Executive Vice President, Sales, Marketing and Merchandising of the Company since January 1, 2015 and as Director of the Company since December 1, 2013. He served as Senior Vice President of Retail Operations of the Company from December 2007 to December 31, 2014. He was Vice President of Retail Operations from November 2000 to December 2007. Mr. Persons has worked for Tops for 30 years, holding positions of increasing responsibility in operations over that time. Mr. Persons is a member of the Board of Directors of Summit Educational Resources Foundation and the Women and Children’s Hospital of Buffalo Foundation. He holds a B.A. and M.B.A. from the State University of New York at Buffalo.

Lynne Burgess. Ms. Burgess has served as Executive Vice President, General Counsel and Secretary since January 1, 2015 and as Director of the Company since December 1, 2013. She served as Senior Vice President, General Counsel and Secretary of the Company from September 2010 to December 31, 2014. Prior to joining the Company, she was with Asbury Automotive Group, where she was Vice President, General Counsel and Secretary from September 2002 to March 2009. From July 2001 to September 2002, Ms. Burgess served as General Counsel and Secretary to the Governance Committee for Oliver, Wyman & Company, LLC. Prior to joining Oliver, Wyman & Company, she was Senior Vice President and General Counsel of Entex Information Services, Inc., a national personal computer systems integrator, from May 1994 until June 2000. Ms. Burgess holds a B.A. from William Smith College and a J.D. from Fordham Law School.

Jack Barrett. Mr. Barrett has served as Executive Vice President, Human Resources and Assistant Secretary of the Company since January 1, 2015 and as Director of the Company since December 1, 2013. He served as Senior Vice President, Human Resources of the Company from 2000 to December 31, 2014. He has worked for Tops for over 41 years. Mr. Barrett’s areas of responsibility have included compensation and benefits, labor/associate relations, training and development, communications, diversity, legal compliance and employment. Mr. Barrett was appointed the Vice President of Labor Relations in 1987 and Vice President of Human Resources in 1996. He holds a B.S. from Canisius College.

Ron Ferri. Mr. Ferri has served as Senior Vice President of Distribution and Logistics since October 23, 2014. From October 2013 to October 2014, he was Vice President of Distribution and from February 2010 to October 2013, he was a Regional Vice President of Operations. Mr. Ferri has worked for Tops for 25 years, holding positions of increasing responsibility in the Company over that time. Mr. Ferri is a member of the Board of Directors of Goodwill Industries of WNY, Inc. He holds an M.B.A. from the State University of New York at Buffalo and a B.S. in Management from Houghton College.

CODE OF ETHICS

We have adopted a written code of ethics that applies to all of our employees and, in addition, a code of ethics that applies to all senior executives including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics that applies to all employees includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. The code of ethics that applies to senior executives is incorporated herein by reference to the Annual Report on Form 10-K of Tops Holding LLC filed with the Securities and Exchange Commission on March 29, 2012.

AUDIT COMMITTEE FINANCIAL EXPERT

We are a privately-held company and do not have any equity securities listed on an exchange. We do not maintain a separate audit committee and those functions are performed by our full Board of Directors. Though not formally considered by our Board of Directors, we believe that Mr. Darrington is an “audit committee financial expert” under the rules of the SEC; however, we do not believe that Mr. Darrington would be considered “independent” under the NASDAQ Listing Rules because of his position as an executive officer.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

On December 1, 2013, members of management, including several of our current named executive officers, consummated the Management Purchase. Since the Management Purchase, the Company has not established a compensation committee, nor does it have a compensation committee charter, and does not expect to establish such a compensation committee in the foreseeable future. The Company does not believe it is necessary at this time to maintain a separate compensation committee because each member of the Board of Directors is an executive officer of the Company. As such, the Company believes that it is most appropriate for the entire Board of Directors to perform the function of a compensation committee.

During Fiscal 2014, our Board of Directors oversaw our executive compensation program. Our chief executive officer (“CEO”) evaluated the performance and reviewed the compensation of our executive officers, including the named executive officers, and made recommendations to the Board of Directors for all executive officers based on several factors, including individual performance, business results, and general information related to compensation at other private companies. The Board of Directors discussed compensation issues and, based on the recommendations of the CEO and its own review and evaluation, made the final decisions regarding compensation elements for the executive officers, including base salary, benefits, bonus opportunities, and incentive plan design and award levels for the Fiscal 2014 compensation discussed herein.

This Compensation Discussion and Analysis describes the compensation program for our executive officers, including our named executive officers, and the basis for decisions regarding their compensation for Fiscal 2014. Messrs. Curci, Darrington, Persons, Langless and Mills and Ms. Burgess were our named executive officers for Fiscal 2014.

What was our Fiscal 2014 compensation philosophy?

During Fiscal 2014, our guiding philosophy was to provide a total compensation package that would enable us to attract and retain highly talented executives necessary to sustain our current and long-term success. Our Fiscal 2014 compensation was designed to motivate our executive officers to create value for our stakeholders through the achievement of our short-term and long-term business objectives while maintaining our commitment to our core values of honesty, integrity, and respect.

The Fiscal 2014 compensation programs were designed to achieve these objectives by:

•	providing our executive officers with competitive base salaries, defined contribution and health and welfare plan benefits, severance and change of control protections, and limited perquisites; and

•	providing an annual performance-based cash incentive plan based on the attainment of financial, operational and company objectives.

What were the key principles that influenced our Fiscal 2014 compensation decisions?

We used the following core principles and practices to set the pay of our named executive officers:

•	Our Board of Directors considered individual and company-wide performance, business results and general information related to compensation at other private companies in formulating its recommendations for the compensation levels of the executive officers, including the named executive officers.

•	We used both subjective and objective measures of performance in the determination of the annual incentive compensation for the executive officers. The objective measure we used was Adjusted EBITDA. Discretionary adjustments to annual incentive compensation were permitted based on business considerations.

What were the components of our Fiscal 2014 compensation program?

Our Fiscal 2014 compensation program consisted of the following components:

•	Base salary;

•	Annual short-term incentive-based bonus plan (non-equity performance-based cash incentive pay);

•	Participation in broad-based defined contribution and health and welfare benefit plans;

•	Severance and change of control protections; and

•	Limited perquisites.

During Fiscal 2014, we did not provide special retirement arrangements or significant personal benefits for our executive officers, including the named executive officers.

How did we determine the portion of total compensation allocated to base salary during Fiscal 2014?

An executive officer’s base salary is a fixed component of compensation and does not vary depending on the level of performance achieved. This element of total compensation was intended to attract and retain talented executives. Base salaries were determined for each executive based on his or her position and responsibilities. The base salary for each executive officer is reviewed annually, as well as at the time of any promotion or significant change in job responsibilities, and during any such review, we consider individual and Company performance over the course of the prior fiscal year.

What key compensation decisions did the Compensation Committee make for Fiscal 2014 regarding base salaries?

Effective April 2014, the Board of Directors approved base salary increases for each of our named executive officers, all of which resulted in increases of eight percent, with the exception of Mr. Langless, whose increase of 42.9% percent was received in connection with his appointment to Senior Vice President, Chief Financial Officer in October 2014. The new annual base salaries for our named executive officers were $604,800 for Mr. Curci, $250,000 for Mr. Langless, $405,000 for Mr. Darrington, $324,000 for Mr. Persons, $317,520 for Ms. Burgess and $318,600 for Mr. Mills.

How did we determine the amount of the annual cash bonus for Fiscal 2014 that we paid to each of our named executive officers?

For Fiscal 2014, the annual short-term incentive-based bonus plan for named executive officers was designed to reward the achievement of Company-wide annual financial and operational goals.

For Fiscal 2014, the Board of Directors determined that the target annual cash bonus for each named executive officer, with the exception of the CEO and COO, would be 60 percent of his or her actual Fiscal 2014 ending base salary rate. The Board of Directors further determined that the target annual cash bonus for the CEO would be 100 percent of his actual Fiscal 2014 ending base salary and the target annual cash bonus for the COO would be 75 percent of his actual Fiscal 2014 ending base salary. In Fiscal 2014, our named executive officers’ bonus realization was determined based on achievement of one objective factor described below.

In administering the Fiscal 2014 short-term incentive-based bonus plan for the named executive officers, an objective performance measure, Adjusted EBITDA, was used to determine the bonus levels for Fiscal 2014. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, adjusted to exclude certain one-time and non-cash expenses such as LIFO inventory valuation adjustments and share-based compensation. The Board of Directors selected this metric on which to base the annual cash bonus for Fiscal 2014 because it represents the primary measure by which increased value for shareholders is determined.

The target achievement level in Fiscal 2014 for Adjusted EBITDA was $148,009,000. Our actual Fiscal 2014 results produced $136,890,984 in Adjusted EBITDA. The predetermined payout scale for Adjusted EBITDA ranged from 90.1% of the targeted Adjusted EBITDA amount (the minimum level at which a bonus payout would have been awarded), which would have resulted in a payout of 1% of the targeted bonus amount, to 115% of the targeted Adjusted EBITDA amount, which would have resulted in a payout of 200% of the targeted bonus amount. The resulting overall bonus payout percentage of 25% was consistent with the percentage paid to the remainder of the Company’s administrative management team. The annual cash incentive bonus amount paid to each named executive officer for Fiscal 2014 is reported in the Summary Compensation Table.

What types of long-term incentive programs did we maintain during Fiscal 2014 for our named executive officers?

During Fiscal 2014, the primary vehicle for offering long-term incentives was the Tops MBO Corporation 2014 Stock Option Plan, as adopted on April 3, 2014 (the “2014 Stock Option Plan”), under which Tops MBO Co. has granted options to purchase shares of common stock of Tops MBO Co to key employees responsible for the success and growth of our Company, including one named executive officer, our CFO. Tops MBO Co, our parent entity, believes that granting stock options provides our employees a meaningful stake in the future of and an opportunity to participate in the growth of our Company, and is the best method for motivating our executive and other officers to manage our Company in a manner consistent with the interests of our Company and our other stakeholders. Tops MBO Co also regards the 2014 Stock Option Plan as a key retention tool for employees and officers other than named executive officers. Retention was an important factor in Tops MBO Co’s determination of the size of each option grant, the vesting schedules and other terms of these grants.

During Fiscal 2014, stock options to purchase shares of common stock of Tops MBO Co were granted to Mr. Langless during his previous capacity as Vice President and Chief Accounting Officer of the Company.

For more information on stock options granted under the 2014 Stock Options Plan during Fiscal 2014, please refer to the Grants of Plan Based Awards table.

What other benefits or perquisites are offered to our named executive officers?

Retirement and Other Benefits. During Fiscal 2014, our named executive officers were eligible to participate in our 401(k) retirement savings plan, the same plan in which all of our non-union employees participated. We did not offer any additional retirement benefits to our named executive officers. The benefits package offered to our named executive officers consisted of health, welfare, short-term and long-term disability, and life insurance benefits, all of which were also available to other non-union employees. These elements of total compensation were designed to be market competitive to attract and retain talented executives, given that most of our competitors provide a 401(k) plan and similar health, welfare, disability and life insurance benefits. We also provided our named executive officers the use of a company car and a company-paid supplemental long-term disability plan.

Severance and Change of Control Arrangements. The severance and change of control arrangements in place for each of our named executive officers during Fiscal 2014 represented amounts that we believed were necessary to retain our executives in light of market and other uncertainties and were consistent with market practices. Messrs. Curci, Langless, Darrington, Persons, Mills, and Ms. Burgess were entitled to certain severance benefits in the event of their termination of employment without cause under their respective employment agreements. In addition, the 2014 Stock Option Plan provides that effective upon the date of a change of control of Tops MBO Co, any outstanding unvested stock option awards granted under the 2014 Stock Option Plan would automatically vest and become exercisable as of the effective date of the change of control. We believe these severance and change of control arrangements are necessary to retain the services of our named executive officers and to afford them reasonable severance protection so that they could focus on realizing value for stakeholders in the event of a change of control and other circumstances that could result in a loss of employment. The Board of Directors reviewed these arrangements and had discretion to adjust them to take into account market information and our evolving business goals. Mr. Mills’ employment terminated effective October 4, 2014, in connection with which he received certain severance benefits described in more detail below.

For more information regarding the 2014 Stock Option Plan, please see the section entitled “—2014 Stock Option Plan.”.

BOARD OF DIRECTORS REPORT

The Board of Directors has reviewed and discussed the foregoing Compensation Discussion and Analysis at the conclusion of Fiscal 2014, and based on this review and discussion, approved its inclusion in this 10-K.

Frank Curci, Chairman

Kevin Darrington

John Persons

Lynne Burgess

Jack Barrett

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has not established a compensation committee and our Board of Directors oversees our executive compensation program. All of our directors are also executive officers.

EXECUTIVE COMPENSATION

The table below shows the compensation of our named executive officers for Fiscal 2014:

2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Frank Curci	2014	600,923	—	—	151,200	45,652	797,775
President, Chief Executive Officer and	2013	555,327	2,674,200	—	140,000	45,521	3,415,048
Chairman of the Board	2012	542,690	2,558,019	—	486,385	42,746	3,629,840

David Langless	2014	184,406	—	54,103	37,500	32,622	308,631
Senior Vice President, Chief Financial Officer

Kevin Darrington	2014	402,404	—	—	75,937	28,121	506,462
Chief Operating Officer	2013	372,058	1,522,700	—	70,313	35,097	2,000,168
	2012	363,817	1,424,457	—	244,639	35,570	2,068,483

John Persons	2014	321,923	—	—	48,600	31,070	401,593
Executive Vice President, Sales,	2013	296,538	1,054,650	—	45,000	31,180	1,427,368
Marketing and Merchandising	2012	286,662	952,756	—	154,860	31,951	1,426,229

Lynne Burgess	2014	315,485	—	—	47,628	33,781	396,894
Executive Vice President,	2013	291,577	333,000	—	44,100	29,160	697,837
General Counsel and Secretary	2012	284,749	78,150	—	153,258	21,331	537,488

William R. Mills	2014	261,415	—	—	—	1,215,032	1,476,447
Former Senior Vice President,	2013	292,231	600,000	—	44,250	32,495	968,976
Chief Financial Officer	2012	284,749	150,720	—	153,258	29,717	618,444

(1)

The Fiscal 2013 amounts reflect the final cash payments pursuant to the Bonus Award Agreements effective October 27, 2009 and cash paid in connection with the May 15, 2013 dividend recapitalization and stock option repricing (“2013 Option Payments”). Amounts under the Bonus Award Agreements effective October 27, 2009 were paid to Mr. Curci in the amount of $450,000, to Mr. Darrington in the amount of $250,100 and to Mr. Persons in the amount of $166,650. 2013 Option Payments were equal to the difference between the per-share dividend paid to shareholders and the reduction in the exercise price associated with the outstanding options. 2013 Option Payments in connection with the consummation of the closing of our offering of the Holding II Notes were paid to Mr. Curci in the amount of $2,224,200, to Mr. Darrington in the amount of $1,272,600, to Mr. Mills in the amount of $600,000, to Mr. Persons in the amount of $888,000, and to Ms. Burgess in the amount of $333,000. The Fiscal 2012 amounts reflect cash paid pursuant to the Bonus Award Agreements effective October 27, 2009 and cash paid in connection with the December 20, 2012 dividend recapitalization and stock option repricing (“2012

Option Payments”). Amounts under the Bonus Award Agreements effective October 27, 2009 were paid to Mr. Curci in the amount of $450,000, to Mr. Darrington in the amount of $250,000 and to Mr. Persons in the amount of $166,650. 2012 Option Payments were equal to the difference between the per-share dividend paid to shareholders and the reduction in the exercise price associated with the outstanding options. 2012 Option Payments were paid to Mr. Curci in the amount of $2,108,019, to Mr. Darrington in the amount of $1,174,457, to Mr. Mills in the amount of $50,720, to Mr. Persons in the amount of $786,106, and to Ms. Burgess in the amount of $28,150. The amount for Mr. Mills also includes a one-time bonus of $100,000 and the amount for Ms. Burgess also includes a one-time bonus of $50,000 paid upon the successful completion of the December 20, 2012 dividend recapitalization.
(2)	Stock options awarded to Mr. Langless during Fiscal 2014 pursuant to the 2014 Stock Option Plan are stock options to purchase shares of common stock of Tops MBO Co. Amounts reflect the aggregate grant date fair value of stock option awards computed using FASB ASC Topic 718.
(3)	These amounts represent cash paid in respect of our annual short-term incentive-based bonus plan for performance in the applicable fiscal year.
(4)	These amounts represent health and welfare premiums, life insurance premiums, short-term disability premiums, long-term disability premiums, 401(k) matching contributions and the Company’s incremental cost of the named executive officers’ use of a company car. The Fiscal 2014 amount for Mr. Mills reflects amounts paid pursuant to his Separation Agreement, (i) $637,320 representing an amount equal to two times his base annual salary, (ii) $22,689 representing an amount equal to the economic equivalent of eighteen months of the employee portion of continued medical, dental, and vision coverage pursuant to COBRA under the Company’s health and dental plans in which Mr. Mills and his covered family members were participating on the Termination date, (iii) $143,370 representing an amount equal to the pro-rated target annual bonus for Fiscal 2014, and (iv) $382,320 representing an amount equal to two times his target annual bonus for Fiscal 2014.

EQUITY AND NON-EQUITY INCENTIVE PLANS

The table below sets forth equity and non-equity compensation awards granted to our named executive officers during Fiscal 2014:

2014 GRANTS OF PLAN-BASED AWARDS

	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			All Other Option Awards: Number of Securities	Option Exercise		Grant Date Fair Value of Stock and Option
Name	Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)	Underlying Options (#)	Price ($/share)	Grant Date	Awards ($) (2)
Frank Curci	—	604,800	—	—	—	—	—
David Langless (3)	—	150,000	—	700	176.65	4/3/2014	54,103
Kevin Darrington	—	303,750	—	—	—	—	—
John Persons	—	194,400	—	—	—	—	—
Lynne Burgess	—	190,512	—	—	—	—	—
William R. Mills	—	191,160	—	—	—	—	—

(1)	Represents annual incentive award targets under our annual cash bonus plan. The awards for named executive officers did not have threshold or maximum amounts. Actual amounts earned by the named executive officers for Fiscal 2014 are reported in the Summary Compensation Table.
(2)	This amount represents the aggregate grant date fair value of stock option awards computed using FASB ASC Topic 718.
(3)	Stock options awarded to Mr. Langless during Fiscal 2014 pursuant to the 2014 Stock Option Plan are stock options to purchase shares of common stock of Tops MBO Co.

2014 STOCK OPTION PLAN

During Fiscal 2014, Tops MBO Co, our parent entity, maintained an equity incentive plan, the 2014 Stock Option Plan, under which its Board of Directors was permitted to grant stock option awards to eligible employees, directors and consultants. The stock options awarded pursuant to the 2014 Stock Option Plan are options to purchase shares of common stock of Tops MBO Co.

The terms of any stock option granted under the 2014 Stock Option Plan are generally set forth in an option agreement with the grantee; nonetheless, the exercise price for stock options awarded under the 2014 Stock Option Plan were required to equal or exceed the fair market value of Tops MBO Co on the date of grant and the term of any option granted cannot exceed ten years. As a condition precedent to the issuance of shares upon exercise of a stock option, the grantee will be required to become party to and comply with the Shareholders’ Agreement as defined below. Under the 2014 Stock Option Plan, the Tops MBO Co Board of Directors may adjust outstanding stock options in an equitable manner in the event of a corporate transaction, equity restructuring or change in the capitalization of Tops MBO Co to preserve the aggregate intrinsic value of those stock options.

Stock options granted during Fiscal 2014 under the 2014 Stock Option Plan vested 50% on September 25, 2014, with the remaining 50% to vest on September 25, 2015. The 2014 Stock Option Plan provides that, unless an applicable stock option agreement provides otherwise, upon a change of control of Tops MBO Co, any outstanding unvested stock option awards granted under the 2014 Stock Option Plan will automatically vest and become exercisable on the effective date of the change of control. A change of control under the 2014 Stock Option Plan includes (i) a change in the ownership of 75 percent or more of the total voting power of the voting securities of Tops MBO Co; (ii) a merger or consolidation of Tops MBO Co that would result in a change in more than 75 percent of the total voting power represented by the voting securities of Tops MBO Co or a surviving entity; (iii) the consummation of a complete liquidation of Tops MBO Co or an agreement for the sale of substantially all of the assets of Tops MBO Co; or (iv) any other condition or event that the Board of Directors determines to be a change of control, which could include the sale of one or more of the subsidiaries of Tops MBO Co. A change of control does not include any acquisition of securities or voting power due to a public offering.

The following table gives information on stock option awards that represent an option to purchase shares of common stock of Tops MBO Co, which were outstanding for each named executive officer at December 27, 2014:

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options (#) Unexerciseable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($) / Share	Option Expiration Date
Frank Curci	—	—	—	—	—
David Langless	350	350	—	176.65	4/3/2024
Kevin Darrington	—	—	—	—	—
John Persons	—	—	—	—	—
Lynne Burgess	—	—	—	—	—
William R. Mills	—	—	—	—	—

(1)	Stock options granted under the 2014 Stock Option Plan vested 50% on September 25, 2014, with the remaining 50% to vest on September 25, 2015.

All equity awards previously granted to our named executive officers by Holding II have vested in full and been exercised. During Fiscal 2014, no executive officers exercised any stock options.

RETIREMENT ARRANGEMENTS FOR NAMED EXECUTIVE OFFICERS

During Fiscal 2014, we did not provide special retirement benefits to our named executive officers. Our named executive officers were eligible to participate in the Tops Markets, LLC 401(k) retirement savings plan, which is available to all of our non-union employees, and which is described in Note 14 to the consolidated financial statements included elsewhere in this 10-K.

EMPLOYMENT AGREEMENTS

As of December 27, 2014, all of our named executive officers, except Mr. Mills, were party to employment agreements or other similar agreements with Tops Markets, LLC.

Frank Curci

Mr. Curci’s original employment agreement became effective on December 1, 2007. This agreement was terminated and a new agreement entered into on August 20, 2014. The new agreement was amended on November 11, 2014, effective January 1, 2015. Under Mr. Curci’s amended agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary as determined by the Board of Directors from time to time. Mr. Curci’s amended employment agreement does not provide for a set term of employment; however if we terminate Mr. Curci’s employment without cause, he is entitled to severance, payable in a lump sum, as follows: (i) the amount of two times his annual base salary, (ii) an amount equal to the economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental, and vision coverage pursuant to COBRA under the Company’s health and dental plans, (iii) an amount equal to his target annual bonus for the year in which the termination date occurs, pro-rated for the whole months employed during the year, and (iv) an amount equal to two times his target annual bonus for the year in which the termination date occurs. Mr. Curci is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of two years after his termination of employment and will not disclose the Company’s confidential information. During that same period, Mr. Curci is also prohibited from soliciting our customers, suppliers and other employees.

David Langless

Mr. Langless’ original employment agreement became effective on August 22, 2008. In connection with his promotion to Senior Vice President and Chief Financial Officer, this agreement was terminated and a new agreement entered into on October 20, 2014. The new agreement was amended on November 11, 2014, effective January 1, 2015. Under Mr. Langless’s amended agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary as determined by the Board of Directors from time to time. Mr. Langless’s amended employment agreement does not provide for a set term of employment; however if we terminate Mr. Langless’s employment without cause, he is entitled to severance, payable in a lump sum, as follows: (i) the amount of two times his annual base salary, (ii) an amount equal to the economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental, and vision coverage pursuant to COBRA under the Company’s health and dental plans, (iii) an amount equal to his target annual bonus for the year in which the termination date occurs, pro-rated for the whole months employed during the year, and (iv) an amount equal to two times his target annual bonus for the year in which the termination date occurs. Mr. Langless is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of two years after his termination of employment and will not disclose the Company’s confidential information. During that same period, Mr. Langless is also prohibited from soliciting our customers, suppliers and other employees.

Kevin Darrington

Mr. Darrington’s original employment agreement became effective on March 3, 2008. This agreement was terminated and a new agreement entered into on August 20, 2014. The new agreement was amended on November 11, 2014, effective January 1, 2015. Under Mr. Darrington’s amended agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary as determined by the Board of Directors from time to time. Mr. Darrington’s amended employment agreement does not provide for a set term of employment; however if we terminate Mr. Darrington’s employment without cause, he is entitled to severance, payable in a lump sum, as follows: (i) the amount of two times his annual base salary, (ii) an amount equal to the economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental, and vision coverage pursuant to COBRA under the Company’s health and dental plans, (iii) an amount equal to his target annual bonus for the year in which the termination date occurs, pro-rated for the whole months employed during the year, and (iv) an amount equal to two times his target annual bonus for the year in which the termination date occurs. Mr. Darrington is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of two years after his termination of employment and will not disclose the Company’s confidential information. During that same period, Mr. Darrington is also prohibited from soliciting our customers, suppliers and other employees.

John Persons

Mr. Persons’ original employment agreement became effective on May 2, 2010. This agreement was terminated and a new agreement entered into on August 20, 2014. The new agreement was amended on November 11, 2014, effective January 1, 2015. Under Mr. Person’s amended agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary as determined by the Board of Directors from time to time. Mr. Persons’s amended employment agreement does not provide for a set term of employment, however; if we terminate Mr. Persons’s employment without cause, he is entitled to severance, payable in a lump sum, as follows: (i) the amount of two times his annual base salary, (ii) an amount equal to the economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental, and vision coverage pursuant to COBRA under the Company’s health and dental plans, (iii) an amount equal to his target annual bonus for the year in which the termination date occurs, pro-rated for the whole months employed during the year, and (iv) an amount equal to two times his target annual bonus for the year in which the termination date occurs. Mr. Persons is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of two years after his termination of employment and will not disclose the Company’s confidential information. During that same period, Mr. Persons is also prohibited from soliciting our customers, suppliers and other employees.

Lynne Burgess

Ms. Burgess’ original employment agreement became effective on September 13, 2010. This agreement was terminated and a new agreement entered into on August 20, 2014. The new agreement was amended on November 11, 2014, effective January 1, 2015. Under Ms. Burgess’ amended agreement, she is entitled to an initial annual base salary and an initial annual bonus opportunity based on a percentage of her base salary as determined by the Board of Directors from time to time. Ms. Burgess’s employment agreement does not provide for a set term of employment, however; if we terminate Ms. Burgess’s employment without cause, she is entitled to severance, payable in a lump sum, as follows: (i) the amount of two times her annual base salary, (ii) an amount equal to the economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental, and vision coverage pursuant to COBRA under the Company’s health and dental plans, (iii) an amount equal to her target annual bonus for the year in which the termination date occurs, pro-rated for the whole months employed during the year, and (iv) an amount equal to two times her target annual bonus for the year in which the termination date occurs. Ms. Burgess is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of two years after her termination of employment and will not disclose the Company’s confidential information. During that same period, Ms. Burgess is also prohibited from soliciting our customers, suppliers and other employees.

William R. Mills

On October 7, 2014, the Company entered into a Separation Agreement and General Release (“Separation Agreement”) with Mr. Mills. Pursuant to the terms of this agreement, Mr. Mills’s employment with the Company terminated effective October 4, 2014 (“Termination Date”). In consideration of Mr. Mills’s execution of a release of claims in favor of the Company, Mr. Mills received a lump sum payment consisting of (i) $637,200 representing two times his annual base salary, (ii) $22,689 representing an amount equal to the economic equivalent of eighteen months of the portion of continued medical, dental, and vision coverage pursuant to COBRA under the Company’s health and dental plans in which Mr. Mills and his covered family members were participating on the Termination Date, (iii) $143,370 representing an amount equal to the pro-rated target annual bonus for Fiscal 2014, and (iv) $382,320 representing an amount equal to two times his target annual bonus for Fiscal 2014. Mr. Mills is also subject to certain restrictive covenants under the Separation Agreement including restrictions on his ability to compete with the Company or its affiliates, solicit the employees, customers, or other business relationships of the Company, disclose confidential information, or disparage the Company.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

We entered into employment agreements and maintain incentive plans that require us to provide compensation to our named executive officers in the event of termination of their employment without cause. The amount of compensation payable to each named executive officer in each situation is listed in the table below, based on the assumption that the triggering event took place on December 27, 2014:

	Severance ($) (1)	Value of Unvested Equity- Based Awards ($) (2)	Value of Annual Incentive Bonus Awards ($) (3)	Present Value of Health / Welfare Benefits ($) (4)	Other Compensation or Payments ($)	Total ($)
Involuntary termination without cause
Frank Curci	1,209,600	—	1,814,400	19,100	—	3,043,100
David Langless (5)	500,000	27,052	450,000	25,795	—	1,002,827
Kevin Darrington	810,000	—	911,250	20,600	—	1,741,850
John Persons	648,000	—	583,200	18,361	—	1,249,561
Lynne Burgess	635,040	—	571,536	10,079	—	1,216,655
William R. Mills (6)	—	—	—	—	—	—

Death and disability
Frank Curci	—	—	604,800	—	—	604,800
David Langless	—	—	150,000	—	—	150,000
Kevin Darrington	—	—	303,750	—	—	303,750
John Persons	—	—	194,400	—	—	194,400
Lynne Burgess	—	—	190,512	—	—	190,512
William R. Mills (6)	—	—	—	—	—	—

(1)	Includes two times the annual base salary.
(2)	Amounts reflect the aggregate grant date fair value of stock option awards computed using FASB ASC Topic 718. The treatment upon termination for equity awards is further described under the heading “2014 Stock Option Plan” following the Grants of Plan Based Awards table.
(3)	Amounts for a termination without cause reflect: (i) an amount equal to the target Annual Bonus for the year in which the termination date occurs, prorated for the number of months employed during such year and (ii) an amount equal to two times the target Annual Bonus for the year in which the termination occurs. In case of a termination for death or disability, the amount reflected is equal to the amount of the target Annual Bonus, prorated for the number of months employed during such year.
(4)	Includes the estimated economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental, and vision coverage pursuant to COBRA under the Company’s health and dental plans in which the employee and covered family members were participating in as of the termination date, payable in a lump sum payment.
(5)	The value of unvested equity-based awards for Mr. Langless represents stock options to purchase shares of common stock of Tops MBO Co.
(6)	Mr. Mills’s employment was terminated effective October 4, 2014. Details of his Separation Agreement are described within the Employment Agreement section immediately preceding this table.

DIRECTOR COMPENSATION

In Fiscal 2014, we did not pay any compensation, reimburse any expenses of, or make any equity awards or non-equity awards to, members of our board of directors for service as director.

RISK ANALYSIS OF COMPENSATION POLICIES

After analysis, we believe that our compensation policies and practices for our associates, including our named executive officers, do not encourage excessive risk or unnecessary risk taking, and the risks, arising from such compensation policies and practices are not likely to have a material adverse effect on us. Our compensation programs have been balanced to focus our employees on both short- and long-term financial and operating performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of common stock of Tops Holding II Corporation of each of our directors and our named executive officers and all current directors and executive officers as a group as of March 26, 2015. The address of each of the shareholders listed below is 6363 Main Street, Williamsville, New York 14221.

Name of beneficial owner	Number of Shares Beneficially Owned		Percentage of Outstanding Shares(7)
Frank Curci	68,438	(1)	54.08%
Kevin Darrington	25,673	(2)	20.29%
John Persons	20,289	(3)	16.03%
Jack Barrett	8,317	(4)	6.57%
Lynne Burgess	2,187	(5)	1.73%
David Langless	494	(6)	*
Current directors and executive officers as a group (7 persons)	125,192		98.65%

*	Less than 1%.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of common stock of Tops Holding II Corporation.

We believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders.

(1)	Includes 68,437 shares beneficially owned due to ownership of 59,581 shares of common stock of Tops MBO Co.
(2)	Includes 25,672 shares beneficially owned due to ownership of 22,350 shares of common stock of Tops MBO Co.
(3)	Includes 20,288 shares beneficially owned due to ownership of 17,663 shares of common stock of Tops MBO Co.
(4)	Includes 8,316 shares beneficially owned due to ownership of 7,240 shares of common stock of Tops MBO Co.
(5)	Includes 2,186 shares beneficially owned due to ownership of 1,903 shares of common stock of Tops MBO Co.
(6)	494 shares beneficially owned due to ownership of 125 shares of common stock of Tops MBO Co and exercisable options to acquire 350 shares of common stock of Tops MBO Co.
(7)	Percentage of shares of common stock owned is based on 126,559 shares of common stock of Tops Holding II Corporation issued and outstanding, except for purposes of the calculation for Mr. Langless and the current directors and executive officers as a group, the percentage of shares of common stock owned is based on 126,559 shares of common stock of Tops Holding II Corporation issued and outstanding and exercisable options to acquire 350 shares of common stock of Tops MBO Co held by Mr. Langless.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policy with Respect to Approval of Related Person Transactions

The terms and conditions of all transactions between us and any employee, officer, director and certain of their family members and other related persons required to be reported under Item 404 of SEC Regulation S-K are reviewed and approved by directors who do not have a direct or indirect interest in such transaction. We have not adopted written policies and procedures with respect to the approval of related person transactions. Generally, under the agreements governing the Holding I Notes, Holding II Notes and the 2017 ABL Facility, we are prohibited from entering into transactions with affiliates except upon terms that, taken as a whole, are materially not less favorable to us than could be obtained, at the time of such transaction, in a comparable arm’s-length transaction with a person that is not such an affiliate.

Shareholders’ Agreement

Each of the Shareholders of Tops MBO Co are parties to a Shareholders’ Agreement dated November 29, 2013 as amended (the “Shareholders’ Agreement”). A previous shareholders’ agreement among Morgan Stanley Global Private Equity and the other former shareholders of Holding II has been terminated. The Shareholders’ Agreement contains provisions respecting the election of directors, and provides for certain restrictions on transfer, tag-along rights, drag-along rights, preemptive rights, and put and call rights arising in certain events, each as is customary for agreements of this type.

DIRECTOR INDEPENDENCE

We have no securities listed for trading on a national securities exchange or on an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its Board of Directors be independent. For purposes of complying with the disclosure requirements of this 10-K, we have adopted the definition of independence used by the NASDAQ Stock Market. Though not formally considered by our Board of Directors, we do not believe that any of our directors would qualify as an “independent director” based upon the definition set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules given that each director also serves as an executive officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as the independent registered public accounting firm for Holding II for Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period.

Fees

The following table sets forth the aggregate fees billed to Holding II by Deloitte & Touche LLP and its affiliate, Deloitte Tax LLP, for services rendered for Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period (dollars in thousands), all of which were pre-approved by the Board of Directors in compliance with its policy.

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)
Audit fees	$861,770	$364,615	$785,385
Audit-related fees	5,150	24,317	204,733

Total	$866,920	$388,932	$990,118

The Board of Directors considered whether the provision by Deloitte & Touche LLP of non-audit services for the fees identified above was compatible with maintaining Deloitte & Touche LLP’s independence.

Audit Fees. Fees shown for audit services include fees for services performed by Deloitte & Touche LLP to comply with standards of the Public Company Accounting Oversight Board (United States) related to the audit and review of Holding II’s financial statements.

Audit-Related Fees. Fees shown for audit-related services include fees for assurance and related services that are traditionally performed by independent auditors. The audit-related fees were incurred in connection with general non-audit accounting consultation concerning financial reporting, disclosure matters and new accounting pronouncements.

The Board of Directors has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by our independent auditors. The Board of Directors will, on an annual basis, consider and approve the provision of audit and non-audit services by Deloitte & Touche LLP (other than with respect to de minimus exceptions permitted by Rule 2-01(c)(7)(i)(c) of SEC Regulation S-X). Thereafter, the Board of Directors will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services which are not encompassed by the Board of Directors’ annual pre-approval and are not prohibited by law. The Board of Directors may delegate the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Deloitte & Touche LLP which are not encompassed by the Board of Directors’ pre-approval and not prohibited by law. A member with delegated authority must report back to the Board of Directors at the first Board of Directors meeting following any such pre-approvals. None of the services described above provided by Deloitte & Touche LLP were approved by the Board of Directors under the de minimus exception rule.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this 10-K.

(1)	Consolidated Financial Statements: See Item 8 of Part II of this 10-K.

(2)	Financial Statement Schedules.

a.	Schedule I – Condensed Financial Information of Tops Holding II Corporation

b.	Schedule II – Valuation and Qualifying Accounts

c.	All other schedules are omitted because they are not required or do not apply, or the required information is included elsewhere in the consolidated financial statements or notes thereto.

(b) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.

2.1**	Purchase and Sale Agreement, by and among each of the sellers named therein, Tops MBO Corporation and Tops Holding II Corporation, dated as of November 14, 2013. (filed as Exhibit 10.12 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4/A filed December 3, 2013, and incorporated herein by reference).

3.1**	Certificate of Incorporation of Tops Holding II Corporation. (filed as Exhibit 3.11 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4 filed September 6, 2013, and incorporated herein by reference).

3.2**	By-laws of Tops Holding II Corporation. (filed as Exhibit 3.12 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4 filed September 6, 2013, and incorporated herein by reference).

4.1**	Indenture, dated as of December 20, 2012, among Tops Holding Corporation and Tops Markets, LLC, the guarantors named therein, and U.S. Bank National Association, as trustee and collateral agent. (filed as Exhibit 4.1 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4 filed September 6, 2013, and incorporated herein by reference).

4.2**	Intercreditor Agreement, dated as of December 20, 2012, between Bank of America, N.A., as Initial ABL Agent, and U.S. Bank National Association, as Collateral Agent, and acknowledged by Tops Holding Corporation, Tops Markets, LLC, and the other persons signatory thereto. (filed as Exhibit 4.3 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4 filed September 6, 2013, and incorporated herein by reference).

4.3**	Security Agreement, dated as of December 20, 2012 among Tops Holding Corporation and Tops Markets, LLC, As Issuers, the Guarantors party thereto and U.S. Bank National Association, as Collateral Agent. (filed as Exhibit 4.4 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4 filed September 6, 2013, and incorporated herein by reference).

4.4**	Indenture, dated May 15, 2013, between Tops Holding II Corporation and U.S. Bank National Association, as trustee and collateral agent. (filed as Exhibit 4.5 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4 filed September 6, 2013, and incorporated herein by reference).

4.5**	Shareholders’ Agreement, dated as of November 29, 2013 among Tops MBO Corporation, its shareholders identified therein, Tops Holding II Corporation and its shareholders identified therein. (filed as Exhibit 4.7 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4/A filed December 3, 2013, and Incorporated herein by reference).

4.6*	First Amendment, dated April 3, 2014, to Shareholders’ Agreement dated as of November 29, 2013 among Tops MBO Corporation, its shareholders identified therein, Tops Holding II Corporation and its shareholders identified therein.

4.7**	Supplemental Indenture, dated as of May 15, 2013, to the Indenture, dated as of December 20, 2012, among Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation, the guarantors named therein, and U.S. Bank National Association, as trustee and as collateral agent. (filed as Exhibit 4.8 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4 filed September 6, 2013, and incorporated herein by reference).

4.8**	Second Supplemental Indenture, dated as of August 20, 2013, to the Indenture, dated as of December 20, 2012, among Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation, Tops Holding II Corporation, the guarantors named therein, and U.S. Bank National Association, as trustee and collateral agent. (filed as Exhibit 4.9 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4 filed September 6, 2013, and incorporated herein by reference).

4.9**	Third Supplemental Indenture dated as of November 20, 2013, to the Indenture, dated as of December 20, 2012, among Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation, Tops Holding II Corporation, the guarantors named therein, and U.S. Bank National Association, as trustee and as collateral agent. (filed as Exhibit 4.10 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4/A filed December 3, 2013, and incorporated herein by reference).

4.10**	Fourth Supplemental Indenture dated as of November 20, 2013, to the Indenture, dated as of December 20, 2012, among Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation, Tops Holding II Corporation, the guarantors named therein, and U.S. Bank National Association, as trustee and as collateral agent. (filed as Exhibit 4.11 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4/A filed December 3, 2013, and incorporated herein by reference).

10.1**	Amended and Restated Credit Agreement, dated as of December 14, 2012, among Tops Markets, LLC, as the Lead Borrower, the other Borrowers and Guarantors party thereto, the various Lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (filed as Exhibit 10.1 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4 filed September 6, 2013, and incorporated herein by reference).

10.2**	The Supply Agreement, dated as of November 12, 2009 between Tops Markets, LLC and C&S Wholesale Grocers and the other parties thereto. (filed as Exhibit 10.4 to Tops Holding Corporation and Tops Markets, LLC’s Registration Statement on Form S-4 filed July 12, 2010, and incorporated herein by reference).

10.3**	First Amendment to Amended and Restated Credit Agreement, dated as of November 14, 2013, by and among Tops Markets, LLC, the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A. as Administrative Agent. (filed as Exhibit 10.11 to Tops Holding LLC, Tops Markets, LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Registration Statement on Form S-4/A filed December 3, 2013, and incorporated herein by reference).

10.4**	Second Amendment to Amended and Restated Credit Agreement dated as of August 19, 2014 by and among Tops Markets LLC, the other borrowers and guarantors parties thereto, Bank of America, N.A. and the lenders party thereto. (filed as Exhibit 10.13 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on August 25, 2014, and incorporated herein by reference).

10.5††**	Executive Employment Agreement, dated as of August 20, 2014, between Frank Curci and Tops Markets, LLC. (filed as exhibit 10.14 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on August 25, 2014, and incorporated herein by reference).

10.6††**	Executive Employment Agreement, dated as of August 20, 2014, between Kevin Darrington and Tops Markets, LLC. (filed as exhibit 10.15 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on August 25, 2014, and incorporated herein by reference).

10.7††**	Executive Employment Agreement, dated as of August 20, 2014, between John Persons and Tops Markets, LLC. (filed as exhibit 10.16 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on August 25, 2014, and incorporated herein by reference).

10.8††**	Executive Employment Agreement, dated as of August 20, 2014, between Jack Barrett and Tops Markets, LLC. (filed as exhibit 10.17 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on August 25, 2014, and incorporated herein by reference).

10.9††**	Executive Employment Agreement, dated as of August 20, 2014, between Lynne Burgess and Tops Markets, LLC. (filed as exhibit 10.18 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on August 25, 2014, and incorporated herein by reference).

10.10††**	Executive Employment Agreement, dated as of October 20, 2014, between David Langless and Tops Markets, LLC. (filed as exhibit 10.20 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on November 17, 2014, and incorporated herein by reference).

10.11††**	First Amendment, dated November 11, 2014, to Executive Employment Agreement between Frank Curci and Tops Markets, LLC. (filed as exhibit 10.21 to Tops Holding II Corporation’s Quarterly Report on Form10-Q filed on November 17, 2014, and incorporated herein by reference).

10.12††**	First Amendment, dated November 11, 2014, to Executive Employment Agreement between Kevin Darrington and Tops Markets, LLC. (filed as exhibit 10.22 to Tops Holding II Corporation’s Quarterly Report on Form10-Q filed on November 17, 2014, and incorporated herein by reference).

10.13††**	First Amendment, dated November 11, 2014, to Executive Employment Agreement between John Persons and Tops Markets, LLC. (filed as exhibit 10.23 to Tops Holding II Corporation’s Quarterly Report on Form10-Q filed on November 17, 2014, and incorporated herein by reference).

10.14††**	First Amendment, dated November 11, 2014, to Executive Employment Agreement between Jack Barrett and Tops Markets, LLC. (filed as exhibit 10.24 to Tops Holding II Corporation’s Quarterly Report on Form10-Q filed on November 17, 2014, and incorporated herein by reference).

10.15††**	First Amendment, dated November 11, 2014, to Executive Employment Agreement between Lynne Burgess and Tops Markets, LLC. (filed as exhibit 10.25 to Tops Holding II Corporation’s Quarterly Report on Form10-Q filed on November 17, 2014, and incorporated herein by reference).

10.16††**	First Amendment, dated November 11, 2014, to Executive Employment Agreement between David Langless and Tops Markets, LLC. (filed as exhibit 10.26 to Tops Holding II Corporation’s Quarterly Report on Form10-Q filed on November 17, 2014, and incorporated herein by reference).

10.17††*	Executive Employment Agreement, dated as of October 23, 2014, between Ron Ferri and Tops Markets, LLC.

10.18††*	First Amendment, dated November 11, 2014, to Executive Employment Agreement between Ron Ferri and Tops Markets, LLC.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.1**	Code of Ethics. (filed as Exhibit 14.1 to Tops Holding LLC’s Annual Report on Form 10-K filed March 29, 2012 (File No. 333-168065), and incorporated herein by reference).

21.1**	List of Subsidiaries (filed as Exhibit 21.1 to Tops Holding II Corporation’s Special Report Pursuant to Rule 15d-2 of the Securities Exchange Act of 1934 filed on March 27, 2014 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

††	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPS HOLDING II CORPORATION

By:	/s/ David Langless
David Langless
Senior Vice President and Chief Financial Officer
March 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 26, 2015.

Signature	Title

/s/ Frank Curci	President, Chief Executive Officer and Director and Chairman of the Board
Frank Curci	(Principal Executive Officer)

/s/ David Langless	Senior Vice President and Chief Financial Officer
David Langless	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin Darrington	Chief Operating Officer and Director
Kevin Darrington

/s/ John Persons	Executive Vice President, Sales, Marketing and Merchandising and Director
John Persons

/s/ Jack Barrett	Executive Vice President, Human Resources, Assistant Secretary and Director
Jack Barrett

/s/ Lynne Burgess	Executive Vice President, General Counsel and Secretary and Director
Lynne Burgess

Schedule I

TOPS HOLDING II CORPORATION

CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING II CORPORATION

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 27, 2014	December 28, 2013
Assets
Other assets	$5,115	$6,309
Investment in subsidiary	134,492	161,875

Total assets	$139,607	$168,184

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accrued expenses and other current liabilities	$474	$510

Total current liabilities	474	510

Long-term debt	148,900	148,647

Total liabilities	149,374	149,157

Total shareholders’ (deficit) equity	(9,767)	19,027

Total liabilities and shareholders’ (deficit) equity	$139,607	$168,184

Schedule I

TOPS HOLDING II CORPORATION

CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING II CORPORATION

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)
Equity loss from subsidiary	$(131)	$(806)	$(7,760)	$(20,872)

Operating expenses
Administrative expenses	—	—	(10,893)	(2,078)

Total operating expenses	—	—	(10,893)	(2,078)

Interest expense, net	(14,536)	(1,076)	(7,926)	—

Loss before income taxes	(14,667)	(1,882)	(26,579)	(22,950)

Net loss	(14,667)	(1,882)	(26,579)	(22,950)

Change in postretirement benefit obligation	(1,721)	49	590	(2,309)

Comprehensive loss	$(16,388)	$(1,833)	$(25,989)	$(25,259)

Schedule I

TOPS HOLDING II CORPORATION

CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING II CORPORATION

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor		Predecessor
	Fiscal 2014 (52 weeks)	Fiscal 2013 (4 weeks)	Fiscal 2013 (48 weeks)	Fiscal 2012 (52 weeks)
Net cash used in operating activities	$(13,126)	$(10,204)	$—	$—

Cash flows provided by financing activities:
Capital contributions	25,697	7,656	50	—
Proceeds from long-term debt borrowings	—	—	148,500	—
Dividend	(12,571)	—	(141,920)	—
Purchase of shares	—	—	(4,259)	—
Stock option exercises	—	—	227	—
Contribution to Tops MBO Corporation	—	—	(50)	—

Net cash provided by financing activities	13,126	7,656	2,548	—

Net change in cash and cash equivalents	—	(2,548)	2,548	—
Cash and cash equivalents-beginning of period	—	2,548	—	—

Cash and cash equivalents-end of period	$—	$—	$2,548	$—

Schedule II

TOPS HOLDING II CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period		Additions Charged to Costs and Expenses		Deductions	Balance at End of Period
Fiscal 2012
Self-insurance reserves	$15,723		$8,639		$(4,178)	$20,184
LIFO inventory valuation reserve	10,703		361		—	11,064
Valuation allowance for deferred income tax assets	26,026		12,007	(1)	—	38,033

Fiscal 2013 Predecessor Period
Self-insurance reserves	20,184		7,000		(4,689)	22,495
LIFO inventory valuation reserve	11,064		(630)		—	10,434
Valuation allowance for deferred income tax assets	38,033		5,896	(2)	—	43,929

Fiscal 2013 Successor Period
Self-insurance reserves	22,495		724		(546)	22,673
LIFO inventory valuation reserve	—	(3)	—		(31)	(31)
Valuation allowance for deferred income tax assets	—	(4)	—		—	—

Fiscal 2014
Self-insurance reserves	22,673		5,510		(5,135)	23,048
LIFO inventory valuation reserve	(31)		2,692		—	2,661
Valuation allowance for deferred income tax assets	—		2,608	(5)	—	2,608

(1)	Amount includes additional valuation allowance of $1.5 million related to amounts recorded in other comprehensive loss.
(2)	Amount includes a reduction of valuation allowance of $0.2 million related to amounts recorded in other comprehensive loss.
(3)	In connection with acquisition accounting for the Management Purchase, the LIFO inventory valuation reserve was eliminated. See Note 2 to our audited consolidated financial statements included in Item 8 of this 10-K.
(4)	As a result of incremental deferred tax liabilities established in connection with acquisition accounting for the Management Purchase, the valuation allowance for deferred income tax assets was fully reversed. See Notes 2 and 11 to our audited consolidated financial statements included in Item 8 of this 10-K.
(5)	Amount includes valuation allowance of $0.7 million related to amounts recorded in other comprehensive loss.