Form 10-Q
period 2015-04-18
TOPS HOLDING II CORP
filed 2015-05-20
CIK 1584701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 18, 2015

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

As of May 20, 2015, 126,559 shares of common stock of the registrant were outstanding.

TOPS HOLDING II CORPORATION

i

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	April 18, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$31,818	$26,316
Accounts receivable, net	61,292	64,130
Inventory, net	141,514	149,284
Prepaid expenses and other current assets	14,521	11,172
Income taxes refundable	43	43
Current deferred tax assets	3,456	3,456

Total current assets	252,644	254,401

Property and equipment, net	380,091	385,889
Goodwill (Note 3)	212,901	212,901
Intangible assets, net (Note 3)	180,643	184,159
Other assets	13,735	15,033

Total assets	$1,040,014	$1,052,383

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$85,667	$85,985
Accrued expenses and other current liabilities (Note 4)	96,922	82,110
Current portion of capital lease obligations (Note 5)	8,877	8,653
Current portion of long-term debt (Note 6)	2,010	1,983

Total current liabilities	193,476	178,731

Capital lease obligations (Note 5)	139,560	140,315
Long-term debt (Note 6)	641,539	664,130
Other long-term liabilities	34,185	33,591
Non-current deferred tax liabilities	45,923	45,383

Total liabilities	1,054,683	1,062,150

Commitments and contingencies (Note 10)

Common stock ($0.001 par value; 300,000 authorized shares, 126,560 shares issued and 126,559 shares outstanding as of April 18, 2015 and 126,560 shares issued and outstanding as of December 27, 2014)	—	—
Treasury stock (at cost; 1 share as of April 18, 2015)	(1)	—
Paid-in capital	7,748	8,454
Accumulated deficit	(20,744)	(16,549)
Accumulated other comprehensive loss, net of tax	(1,672)	(1,672)

Total shareholders’ deficit	(14,669)	(9,767)

Total liabilities and shareholders’ deficit	$1,040,014	$1,052,383

See notes to condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	16-week periods ended
	April 18, 2015	April 19, 2014
Net sales	$722,850	$756,539
Cost of goods sold	(494,125)	(526,635)
Distribution costs	(14,260)	(15,767)

Gross profit	214,465	214,137

Operating expenses:
Wages, salaries and benefits	(109,456)	(106,958)
Selling and general expenses	(37,802)	(41,452)
Administrative expenses (inclusive of share-based compensation expense of $69 and $10)	(23,493)	(20,076)
Rent expense, net	(8,197)	(8,218)
Depreciation and amortization	(18,606)	(17,779)
Advertising	(5,835)	(6,339)
Gain on sale of assets (Note 8)	11,014	—

Total operating expenses	(192,375)	(200,822)

Operating income	22,090	13,315

Interest expense, net	(25,743)	(25,077)

Loss before income taxes	(3,653)	(11,762)

Income tax (expense) benefit	(542)	4,136

Net loss	(4,195)	(7,626)

Other comprehensive income	—	—

Comprehensive loss	$(4,195)	$(7,626)

See notes to condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	16-week periods ended
	April 18, 2015	April 19, 2014
Cash flows provided by operating activities:
Net loss	$(4,195)	$(7,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,118	20,747
Gain on sale of assets	(11,014)	—
Amortization of deferred financing costs	1,298	1,184
Deferred income taxes	540	(4,153)
Straight-line adjustment	309	352
LIFO inventory valuation adjustments	202	1,338
Share-based compensation expense	69	10
Other	341	253
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,838	2,349
Decrease in inventory, net	7,327	2,579
Increase in prepaid expenses and other current assets	(3,349)	(4,836)
Decrease in income taxes refundable	—	52
(Decrease) increase in accounts payable	(100)	1,828
Increase (decrease) in accrued expenses and other current liabilities	13,845	(8,168)
Increase in other long-term liabilities	384	1,968

Net cash provided by operating activities	30,613	7,877

Cash flows provided by (used in) investing activities:
Cash paid for property and equipment	(9,934)	(12,300)
Cash proceeds from sale of assets	11,255	—

Net cash provided by (used in) investing activities	1,321	(12,300)

Cash flows (used in) provided by financing activities:
Borrowings on 2017 ABL Facility	126,500	179,700
Repayments on 2017 ABL Facility	(148,500)	(182,400)
Principal payments on capital leases	(2,791)	(2,663)
Dividends to Tops MBO Corporation	(775)	(2,382)
Repayments of long-term debt borrowings	(647)	(2,621)
Change in bank overdraft position	(218)	(65)
Purchase of treasury stock	(1)	—
Proceeds from sale leaseback financing transactions	—	12,750
Deferred financing costs paid	—	(211)

Net cash (used in) provided by financing activities	(26,432)	2,108

Net increase (decrease) in cash and cash equivalents	5,502	(2,315)
Cash and cash equivalents-beginning of period	26,316	29,913

Cash and cash equivalents-end of period	$31,818	$27,598

See notes to condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding II Corporation (“Holding II,” or collectively with its subsidiaries, the “Company”), the parent of Tops Holding LLC (“Holding I”), formerly Tops Holding Corporation, was incorporated on May 7, 2013. Holding I is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania and Vermont. As of April 18, 2015, the Company operated 158 supermarkets, 157 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees. Holding II has no business operations other than the ownership of Holding I and as the issuer of the Holding II Notes (see Note 6).

Holding II is the reporting entity for the Holding I Notes and Holding II Notes (see Note 6). Tops MBO Corporation (“Tops MBO Co”), the parent Company of Holding II, is neither a co-issuer nor guarantor of these notes. Accordingly, the condensed consolidated financial statements have been prepared for Holding II and exclude the assets and results of operations of Tops MBO Co. Tops MBO Co’s assets consist solely of its investment in Holding II. Tops MBO Co has no operations other than as the equity owner of Holding II.

Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of Holding II for the fiscal year ended December 27, 2014, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015.

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

The Company’s condensed consolidated financial statements for the 16-week periods ended April 18, 2015 and April 19, 2014 are unaudited, and in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. The Company elected early adoption and there was no material impact to its consolidated financial statements as of April 18, 2015 and December 27, 2014.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. ASU No. 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amended ASC 835 Subtopic 30 - Interest - Imputation of Interest to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. This guidance will be effective for the Company in the first quarter of the fiscal year ending December 31, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the effect of adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets,” which amended Accounting Standards Codification (“ASC”) 715 - Compensation - Retirement Benefits to permit entities with a fiscal year-end that does not coincide with a calendar month-end the ability to measure defined benefit plan assets and obligations as of the calendar month-end that is closest to the entity’s fiscal year-end and apply that measurement date consistently from year to year. This guidance will be effective for the Company in the first quarter of the fiscal year ending December 31, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the effect of adoption on its the consolidated financial statements.

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. As of April 18, 2015, 49 corporate supermarkets offered pharmacy services and 51 corporate fuel centers were in operation. As of April 19, 2014, 76 corporate supermarkets offered pharmacy services and 48 corporate fuel centers were in operation. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only operating segment and reportable segment. The Company’s retail operations as a whole reflect the level at which the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally.

The following table presents sales revenue by type of similar product (dollars in thousands):

	16-week periods ended
	April 18, 2015		April 19, 2014
	Amount	% of Total	Amount	% of Total
Non-perishables(1)	$412,980	57.1%	$424,428	56.1%
Perishables(2)	211,755	29.3%	207,151	27.4%
Fuel	46,154	6.4%	68,083	9.0%
Pharmacy	45,235	6.3%	50,109	6.6%
Other(3)	6,726	0.9%	6,768	0.9%

	$722,850	100.0%	$756,539	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

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

Fair Value of Financial Instruments

The provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” establish a framework for measuring fair value and a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. At April 18, 2015 and December 27, 2014, the carrying value and the estimated fair value of the Company’s debt instruments were as follows (dollars in thousands):

	April 18, 2015	December 27, 2014
Carrying value of long-term debt:
Current portion of long-term debt	$2,010	$1,983
Long-term debt	641,539	664,130

Total carrying value of long-term debt (Note 6)	643,549	666,113
Fair value of long-term debt	667,966	671,338

Excess of fair value over carrying value	$24,417	$5,225

The fair values of the Holding I Notes and Holding II Notes (see Note 6), which are included in long-term debt, were based on quoted market prices, a Level 2 source.

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

2. BUSINESS ACQUISITIONS

On December 1, 2013, Tops MBO Co consummated the purchase of substantially all of the common stock of Holding II (the “Management Purchase”) from Morgan Stanley Private Equity and other stockholders of Holdings II (the “Sellers”). As a result of the Management Purchase, primarily through their ownership of Tops MBO Co, members of management now beneficially own all of the outstanding common stock of Holding II. Accordingly, the Company was required to apply “push down” accounting, with the results of the Management Purchase reflected in Holding II’s condensed consolidated financial statements. The application of “push down” accounting has resulted in a new basis of accounting in which the total purchase price paid by Tops MBO Co has been allocated to the assets acquired and liabilities assumed using estimates of their fair values under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. In addition to the cash consideration of $20.9 million paid to the Sellers, the Company incurred $15.8 million of transaction fees during late 2013 in connection with the Management Purchase. Transaction fees of $0.6 million were paid during the 4-week period ended December 28, 2013, $15.0 million of transaction fees were paid during the 16-week period ended April 19, 2014, and the remaining $0.2 million were paid during the 12-week period ended July 12, 2014.

As disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 27, 2014, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015, the purchase price allocation for the Management Purchase was finalized during the fourth quarter of 2014. Previously reported results have been retroactively adjusted to reflect the finalization of the acquisition date fair values of property and equipment and intangible assets. This finalization resulted in reductions of depreciation and amortization expense of $4.4 million during the 16-week period ended April 19, 2014. The finalization also resulted in the increase of income tax benefit of $1.6 million during the 16-week period ended April 19, 2014. The combined impact of the depreciation and amortization expense and income tax benefit adjustments resulted in a $6.0 million reduction in the Company’s net loss during the 16-week period ended April 19, 2014.

3. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during the 16-week period ended April 18, 2015 (dollars in thousands):

Balance – December 27, 2014	$212,901
Adjustments	—

Balance – April 18, 2015	$212,901

Goodwill is reviewed annually for impairment on December 1, or more frequently upon the occurrence of trigger events. Based on the Company’s assessment, no goodwill impairment was recorded during the 16-week periods ended April 18, 2015 and April 19, 2014.

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

April 18, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Tradename – indefinite	$131,200	$—	$131,200	Indefinite life
Customer relationships	29,200	(9,800)	19,400	14.0
Favorable lease rights	21,600	(4,203)	17,397	9.0
Franchise agreements	13,300	(2,647)	10,653	14.0
Pharmacy scripts	2,800	(807)	1,993	14.0

	$198,100	$(17,457)	$180,643	11.8

December 27, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename – indefinite	$131,200	$—	$131,200
Customer relationships	29,200	(7,913)	21,287
Favorable lease rights	21,600	(3,269)	18,331
Franchise agreements	13,300	(2,115)	11,185
Pharmacy scripts	2,800	(644)	2,156

	$198,100	$(13,941)	$184,159

The Tops tradename is reviewed annually for impairment on December 1, or more frequently, if impairment indicators arise. Based on the Company’s assessment, no impairment was recorded during the 16-week periods ended April 18, 2015 and April 19, 2014.

During the 16-week periods ended April 18, 2015 and April 19, 2014, amortization expense related to intangible assets was $3.5 million and $4.0 million, respectively. This amortization is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Contra-expense of $0.1 million of related to the amortization of unfavorable lease rights, which are classified in other long-term liabilities in the condensed consolidated balance sheets, is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss during the 16-week periods ended April 18, 2015 and April 19, 2014. Expected future amortization of these unfavorable lease rights is contra-expense of $0.2 million in the remaining period of Fiscal 2015, $0.3 million in Fiscal 2016, $0.3 million in Fiscal 2017, $0.3 million in Fiscal 2018, $0.3 million in Fiscal 2019 and $0.8 million thereafter.

As of April 18, 2015, expected future amortization of intangible assets is as follows (dollars in thousands):

2015 (remaining period)	$7,882
2016	8,201
2017	6,959
2018	5,920
2019	4,966
Thereafter	15,515

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	April 18, 2015	December 27, 2014
Wages, taxes and benefits	$19,148	$18,951
Interest payable	18,676	2,269
Lottery	12,803	10,954
Union medical, pension and 401(k)	9,194	8,985
Self-insurance reserves	6,130	6,130
Property and equipment expenditures	4,350	3,383
Gift cards	3,554	8,974
Professional and legal fees	3,332	3,170
Utilities	3,085	3,383
Sales and use tax	3,013	596
Repairs and maintenance	1,848	2,212
Money orders	864	887
Other	10,925	12,216

	$96,922	$82,110

5. CAPITAL LEASE OBLIGATIONS

The Company has a number of capital leases in effect for supermarket properties and equipment. The initial lease terms generally range up to twenty-five years and will expire at various times through 2035, with options to renew for additional periods. The majority of the supermarket leases provide for base rental, plus real estate taxes, insurance, common area maintenance and other operating expenses applicable to the leased premises. Some leases contain escalation clauses for future rents and contingent rents based on sales volume.

As of April 18, 2015, future minimum lease rental payments applicable to non-cancelable capital and operating leases, and expected minimum sublease rental income, were as follows (dollars in thousands):

2015 (remaining period)	$21,709
2016	30,358
2017	27,139
2018	23,361
2019	20,686
Thereafter	108,445

Total minimum lease payments	231,698
Less amounts representing interest	(152,853)

Present value of net minimum lease payments	78,845
Less current obligations	(8,877)

Long-term cash obligations	69,968
Non-cash obligations	69,592

Total long-term capital lease obligations	$139,560

The Company entered into build-to-suit and sale-leaseback transactions in various years involving certain properties that did not qualify for sale-leaseback accounting as the lease agreements included various forms of continuing involvement. These transactions include the sale-leaseback of three properties for cash proceeds of $12.8 million during the 16-week period ended April 19, 2014. These transactions have been classified as financing transactions in accordance with ASC Topic 840, “Leases,” due to the existence of prohibited forms of continuing involvement.

Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as capital lease obligations, allocated between land, as applicable, and building. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying building obligations, with no underlying cash payments deemed attributable to the land obligations and the estimated net book value of the buildings at the conclusion of the lease terms. The related land assets are not depreciated, and at the end of the lease terms, the remaining capital lease obligations will equal the combined net book values of the land and buildings. At the expiration of the lease terms, which range from 2021 to 2068, or when the Company’s continuing involvement under the lease agreements ends, the related land, buildings and capital lease obligations will be removed from the consolidated balance sheet, with no underlying cash payments. These capital lease obligations are reflected as non-cash obligations in the preceding table.

6. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	April 18, 2015	December 27, 2014
Holding I Notes	$460,000	$460,000
Holding II Notes	150,000	150,000
Discount on Holding II Notes	(1,017)	(1,100)
2017 ABL Facility	30,000	52,000
Other loans	4,566	5,213

Total debt	643,549	666,113
Current portion	(2,010)	(1,983)

Total long-term debt	$641,539	$664,130

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

The Holding I Notes are collateralized by (i) first priority interests, subject to certain exceptions and permitted liens, in the stock held by Holding II, the Issuers, Tops Markets II Corporation and the guarantor subsidiaries, Tops PT, LLC, Tops Gift Card Company, LLC and Erie Logistics, LLC (collectively, the “Guarantors”), the Company’s warehouse and distribution facility in Lancaster, New York, the Company’s retail facility located in Fayetteville, New York and certain owned real property acquired by the Issuers and the Guarantors following the issue date of the Holding I Notes, equipment, intellectual property, and substantially all other assets of the Issuers and the Guarantors, other than assets securing the Company’s asset-based revolving credit facility (the “2017 ABL Facility”) on a first priority basis (collectively, the “Holding I Notes Priority Collateral”), and (ii) second priority interests, subject to certain exceptions and permitted liens, in the assets of the Issuers and the Guarantors that secure the 2017 ABL Facility on a first priority basis, including present and future receivables, deposit accounts, inventory, prescription lists, and certain rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).

On December 14, 2012, Tops Markets entered into the 2017 ABL Facility with Bank of America, N.A. as collateral agent and administrative agent. The 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for up to $50.0 million of additional borrowing capacity if certain conditions are met. The borrowing base includes inventory, pharmacy prescription files and certain receivables. The 2017 ABL Facility will mature on December 14, 2017.

As of April 18, 2015, the unused availability under the 2017 ABL Facility was $46.9 million, after giving effect to the borrowing base calculation, $23.9 million of letters of credit outstanding and $30.0 million borrowings outstanding. As of December 27, 2014, $20.7 million of letters of credit were outstanding under the 2017 ABL Facility. Revolving loans under the 2017 ABL Facility, at the Company’s option, bear interest at either LIBOR plus a margin of 150 to 200 basis points, determined based on levels of borrowing availability, or the prime rate plus a margin of 50 to 100 basis points, determined based on levels of borrowing availability. As of April 18, 2015 and December 27, 2014, the weighted average interest rates on borrowings under the 2017 ABL Facility were 2.02% and 2.24%, respectively. The 2017 ABL Facility is collateralized primarily by (i) first priority interests, subject to certain exceptions and permitted liens, in the ABL Priority Collateral, and (ii) second priority interests, subject to certain exceptions and permitted liens, in the Holding I Notes Priority Collateral.

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

On November 29, 2013, Tops MBO Co entered into a $12.3 million term loan (“MBO Co Loan”) to partially fund the Management Purchase. The MBO Co Loan bore cash interest of LIBOR plus a margin of 300 basis points, with six scheduled quarterly principal and interest payments that began March 31, 2014. Holding II and its subsidiaries were neither co-issuers nor guarantors of the MBO Co Loan, and none of the assets or stock of Holding II were pledged as collateral for the MBO Co Loan. Accordingly, the MBO Co Loan was not pushed down to the consolidated financial statements of Holding II. The remaining principal balance on the MBO Co Loan, along with accrued and unpaid interest, was repaid in full on September 25, 2014.

7. INCOME TAXES

Income tax (expense) benefit was as follows (dollars in thousands):

	16-week periods ended
	April 18, 2015	April 19, 2014
Current	$(2)	$(17)
Deferred	(540)	4,153

Total income tax (expense) benefit	$(542)	$4,136

Based on an assessment of positive and negative evidence regarding the realization of the Company’s deferred tax assets, the Company continues to maintain a full valuation allowance against total net deferred tax assets, and consequently, the Company recognized no income tax benefit during the 16-week period ended April 18, 2015. The income tax expense recognized for the 16-week period ended April 18, 2015 primarily reflects the recognition of additional valuation allowance associated with the tax amortization of the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The effective tax rate would have been 38.7% without the establishment of the valuation allowance.

The Company recognized income tax benefit during the 16-week period ended April 19, 2014 as a result of the Management Purchase yielding larger intangible asset values, which drove the Company into a net deferred tax liability position (excluding the Company’s indefinite-lived tradename and goodwill deferred tax liabilities). The income tax benefit recognized for the 16-week period ended April 19, 2014 primarily reflects the loss before income taxes, net of the establishment of valuation allowance against deferred tax assets, primarily reflecting the recognition of valuation allowance associated with the tax amortization of the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was 35.2%. The effective tax rate would have been 42.0% without the impact of the valuation allowance establishment.

As of the beginning of fiscal year 2015, the Company had U.S. federal and state net operating loss carryforwards of $45.7 million and $41.9 million, respectively, which expire beginning in 2026. In addition, the Company had federal tax credits of $4.6 million, which expire beginning in 2026.

8. GAIN ON SALE OF ASSETS

During January 2015, the Company sold pharmacy scripts and inventory related to 27 of its in-store pharmacy locations for cash proceeds of $14.9 million. These pharmacies were then closed. A resulting gain on sale of assets of $11.0 million, net of the carrying value of sold inventory of $3.2 million and direct selling expenses of $0.7 million, was recognized in the condensed consolidated statement of comprehensive loss for the 16-week period ended April 18, 2015.

9. SHAREHOLDERS’ DEFICIT

On January 8, 2015, the Company paid a dividend of $0.8 million to Tops MBO Co to repurchase outstanding common stock shares of Tops MBO Co from a former Company executive. In addition, one outstanding common stock share of Holding II was repurchased.

10. COMMITMENTS AND CONTINGENCIES

Multiemployer Pension Plan

On December 22, 2013, Tops Markets acquired all of the membership interests of Erie Logistics, LLC (“Erie Logistics”) and certain other assets from C&S Wholesale Grocers, Inc. (“C&S”). Erie Logistics operates the Company’s warehouse and distribution facilities located in Lancaster and Cheektowaga, New York and employs the warehouse and driver personnel at these facilities, all of whom are represented by Teamsters Local 264. Under its supply agreement with Tops Markets, C&S, through Erie Logistics, had operated these facilities since 2002.

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition of Erie Logistics from C&S. This suspension was retroactive to the effective date of the acquisition. During this “suspension” and thereafter through the date of this Quarterly Report on form 10-Q, Erie Logistics has continued to make contributions to the Fund as required by the collective bargaining agreements with Teamsters Local 264. The Fund has rejected and returned these contributions. During the 16-week periods ended April 18, 2015 and April 19, 2014, these rejected contributions totaled $1.6 million and $1.4 million, respectively. On May 27, 2014, the Fund provided Erie Logistics and C&S with notice of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by the Employee Retirement Income Security Act (“ERISA”), of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund. The Company is vigorously contesting this determination, initially through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable. If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability. Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S. During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014. The monthly conditional payments of withdrawal liability, totaling $1.9 million during the 16-week period ended April 18, 2015, are in addition to pension contributions the Company is required to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept. The aggregate conditional monthly payments of withdrawal liability, totaling $ 5.8 million as of April 18, 2015, have been recorded in accounts receivable, while the aggregate rejected contributions, totaling $ 5.8 million as of April 18, 2015, have been recorded in accrued expenses and other current liabilities within our condensed consolidated balance sheet.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements by reason of the Company’s failing to participate in the Fund.

Purchase Commitments

Effective December 22, 2013, in connection with its purchase of all the membership interests of Erie Logistics and certain other assets from C&S, the Company modified its existing supply agreement with C&S whereby it will resume warehousing and transportation functions, while C&S will continue to provide procurement and purchasing services in support of the majority of the Company’s supply chain. This modified supply agreement sets out the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale in our supermarkets. In consideration for the services it provides under the agreement, C&S is paid a fee based on all merchandise procured and also has incentive income opportunities. Effective April 1, 2015, the Company and C&S agreed in principal to amend certain operating terms of the supply agreement and extend the term of the agreement through April 1, 2020. A supply agreement amendment reflecting these terms is expected to be formalized and executed during the Company’s second fiscal quarter.

On September 24, 2012, the Company entered into a supplemental supply agreement with C&S to provide similar services in support of the 21 supermarkets acquired from GU Markets in October 2012. This agreement expires on September 23, 2022.

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

Environmental Liabilities

The Company is contingently liable for potential environmental issues of some of its properties. As the Company is unaware of environmental issues that are expected to materially impact the Company’s condensed consolidated financial statements as a whole, no amounts were accrued as of April 18, 2015 or December 27, 2014.

Collective Bargaining Agreements

The Company employs approximately 15,000 associates. Approximately 83% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or two other UFCW unions. Approximately 4% are members of Teamsters Local 264, working within our warehouse and distribution facilities. All other associates are non-union. The Company is a party to five collective bargaining agreements with Local One expiring between October 2015 and July 2017. The Company has two non-Local One UFCW collective bargaining agreements that expire in April 2016 and February 2018. The Company is also a party to three collective bargaining agreements with Teamsters Local 264 expiring in August 2019.

Legal Proceedings

Except as otherwise disclosed in this note, the Company is unaware of legal proceedings that are expected to materially impact the Company’s consolidated financial statements as a whole. No amounts related to legal proceedings were accrued as of April 18, 2015 or December 27, 2014.

11. GUARANTOR FINANCIAL STATEMENTS

The obligations of Holding I, Tops Markets and Tops Markets II Corporation under the Holding I Notes are jointly and severally, fully and unconditionally guaranteed by Holding II, the parent of Holding I, and Tops Gift Card Company, LLC, Tops PT, LLC and Erie Logistics, LLC (the “Guarantor Subsidiaries”), 100% owned subsidiaries of Tops Markets. Holding II was established in May 2013, Tops Gift Card Company, LLC was established in October 2008, Tops PT, LLC was established in January 2010, and Erie Logistics, LLC was acquired in December 2013. Tops Markets and Tops Markets II Corporation are joint issuers of the Holding I Notes and are 100% owned by Holding I. Separate financial statements of Holding II, Holding I, Tops Markets, Tops Markets II Corporation and the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional, subject to customary release provisions, and Holding II and the Guarantor Subsidiaries are jointly and severally liable thereon.

The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets as of April 18, 2015 and December 27, 2014 for Holding II, Holding I, Tops Markets, the Guarantor Subsidiaries, and for the Company, statements of comprehensive loss for the 16-week periods ended April 18, 2015 and April 19, 2014, and statements of cash flows for the 16-week periods ended April 18, 2015 and April 19, 2014. Supplemental financial information has not been presented for Tops Markets II Corporation as it is a finance subsidiary.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

APRIL 18, 2015

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$30,965	$853	$—	$31,818
Accounts receivable, net	—	—	47,312	13,980	—	61,292
Intercompany receivables	—	—	36,993	5,205	(42,198)	—
Inventory, net	—	—	106,037	35,477	—	141,514
Prepaid expenses and other current assets	—	—	11,503	3,018	—	14,521
Income taxes refundable	—	—	43	—	—	43
Current deferred tax assets	—	—	3,456	—	—	3,456

Total current assets	—	—	236,309	58,533	(42,198)	252,644

Property and equipment, net	—	—	318,117	61,974	—	380,091
Goodwill	—	—	47,081	165,820	—	212,901
Intangible assets, net	—	—	134,580	46,063	—	180,643
Other assets	4,723	—	9,012	3,041	(3,041)	13,735
Investment in subsidiaries	134,075	139,775	214,028	—	(487,878)	—

Total assets	$138,798	$139,775	$959,127	$335,431	$(533,117)	$1,040,014

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$—	$68,277	$17,390	$—	$85,667
Intercompany payables	—	5,700	5,205	31,293	(42,198)	—
Accrued expenses and other current liabilities	4,484	—	73,495	18,943	—	96,922
Current portion of capital lease obligations	—	—	8,752	125	—	8,877
Current portion of long-term debt	—	—	1,978	32	—	2,010

Total current liabilities	4,484	5,700	157,707	67,783	(42,198)	193,476

Capital lease obligations	—	—	122,134	17,426	—	139,560
Long-term debt	148,983	—	495,064	533	(3,041)	641,539
Other long-term liabilities	—	—	28,581	5,604	—	34,185
Non-current deferred tax liabilities	—	—	15,866	30,057	—	45,923

Total liabilities	153,467	5,700	819,352	121,403	(45,239)	1,054,683

Total shareholders’ (deficit) equity	(14,669)	134,075	139,775	214,028	(487,878)	(14,669)

Total liabilities and shareholders’ (deficit) equity	$138,798	$139,775	$959,127	$335,431	$(533,117)	$1,040,014

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

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

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE 16-WEEK PERIOD ENDED APRIL 18, 2015

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$560,028	$163,201	$(379)	$722,850
Cost of goods sold	—	—	(385,566)	(108,559)	—	(494,125)
Distribution costs	—	—	(11,065)	(3,195)	—	(14,260)

Gross profit	—	—	163,397	51,447	(379)	214,465

Operating expenses:
Wages, salaries and benefits	—	—	(82,507)	(26,949)	—	(109,456)
Selling and general expenses	—	—	(28,299)	(9,882)	379	(37,802)
Administrative expenses	—	—	(18,266)	(5,227)	—	(23,493)
Rent expense, net	—	—	(5,433)	(2,764)	—	(8,197)
Depreciation and amortization	—	—	(15,097)	(3,509)	—	(18,606)
Advertising	—	—	(4,549)	(1,286)	—	(5,835)
Gain on sale of assets	—	—	6,877	4,137	—	11,014

Total operating expenses	—	—	(147,274)	(45,480)	379	(192,375)

Operating income	—	—	16,123	5,967	—	22,090

Interest expense, net	(4,485)	—	(20,804)	(454)	—	(25,743)
Equity income from subsidiaries	290	290	3,330	—	(3,910)	—

(Loss) income before income taxes	(4,195)	290	(1,351)	5,513	(3,910)	(3,653)

Income tax benefit (expense)	—	—	1,641	(2,183)	—	(542)

Net (loss) income	(4,195)	290	290	3,330	(3,910)	(4,195)

Other comprehensive income	—	—	—	—	—	—

Comprehensive (loss) income	$(4,195)	$290	$290	$3,330	$(3,910)	$(4,195)

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE 16-WEEK PERIOD ENDED APRIL 19, 2014

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$585,334	$171,581	$(376)	$756,539
Cost of goods sold	—	—	(412,591)	(114,044)	—	(526,635)
Distribution costs	—	—	(12,129)	(3,638)	—	(15,767)

Gross profit	—	—	160,614	53,899	(376)	214,137

Operating expenses:
Wages, salaries and benefits	—	—	(79,906)	(27,052)	—	(106,958)
Selling and general expenses	—	—	(31,450)	(10,378)	376	(41,452)
Administrative expenses	—	—	(15,193)	(4,883)	—	(20,076)
Rent expense, net	—	—	(5,368)	(2,850)	—	(8,218)
Depreciation and amortization	—	—	(14,657)	(3,122)	—	(17,779)
Advertising	—	—	(4,885)	(1,454)	—	(6,339)

Total operating expenses	—	—	(151,459)	(49,739)	376	(200,822)

Operating income	—	—	9,155	4,160	—	13,315

Interest expense, net	(4,441)	—	(20,579)	(57)	—	(25,077)
Equity (loss) income from subsidiaries	(3,185)	(3,185)	2,478	—	3,892	—

(Loss) income before income taxes	(7,626)	(3,185)	(8,946)	4,103	3,892	(11,762)

Income tax benefit (expense)	—	—	5,761	(1,625)	—	4,136

Net (loss) income	(7,626)	(3,185)	(3,185)	2,478	3,892	(7,626)

Other comprehensive income	—	—	—	—	—	—

Comprehensive (loss) income	$(7,626)	$(3,185)	$(3,185)	$2,478	$3,892	$(7,626)

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 16-WEEK PERIOD ENDED APRIL 18, 2015

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$27,172	$3,441	$—	$30,613

Cash flows provided by investing activities:
Cash paid for property and equipment	—	—	(8,733)	(1,201)	—	(9,934)
Cash proceeds from sale of assets	—	—	7,751	3,504	—	11,255
Change in intercompany receivables position	—	—	7,551	1,888	(9,439)	—

Net cash provided by investing activities	—	—	6,569	4,191	(9,439)	1,321

Cash flows used in by financing activities:
Capital contributions	776	776	—	—	(1,552)	—
Dividends	(775)	(776)	(776)	—	1,552	(775)
Purchase of treasury stock	(1)	—	—	—	—	(1)
Borrowings on 2017 ABL Facility	—	—	126,500	—	—	126,500
Repayments on 2017 ABL Facility	—	—	(148,500)	—	—	(148,500)
Principal payments on capital leases	—	—	(2,752)	(39)	—	(2,791)
Repayments of long-term debt borrowings	—	—	(639)	(8)	—	(647)
Change in bank overdraft position	—	—	(218)	—	—	(218)
Change in intercompany payables position	—	—	(1,888)	(7,551)	9,439	—

Net cash used in financing activities	—	—	(28,273)	(7,598)	9,439	(26,432)

Net increase in cash and cash equivalents	—	—	5,468	34	—	5,502
Cash and cash equivalents – beginning of period	—	—	25,497	819	—	26,316

Cash and cash equivalents – end of period	$—	$—	$30,965	$853	$—	31,818

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 16-WEEK PERIOD ENDED APRIL 19, 2014

(Dollars in thousands)

	Tops Holding II Corporation	Tops Holding LLC	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$—	$(2,505)	$10,382	$—	$7,877

Cash flows provided by (used in) investing activities:
Cash paid for property and equipment	—	—	(11,662)	(638)	—	(12,300)
Change in intercompany receivables position	—	—	20,694	1,930	(22,624)	—

Net cash provided by (used in) investing activities	—	—	9,032	1,292	(22,624)	(12,300)

Cash flows (used in) provided by financing activities:
Capital contributions	2,382	2,382	—	—	(4,764)	—
Dividend	(2,382)	(2,382)	(2,382)	—	4,764	(2,382)
Borrowings on 2017 ABL Facility	—	—	179,700	—	—	179,700
Repayments on 2017 ABL Facility	—	—	(182,400)	—	—	(182,400)
Proceeds from sale leaseback financing transactions	—	—	3,616	9,134	—	12,750
Principal payments on capital leases	—	—	(2,520)	(143)	—	(2,663)
Repayments of long-term debt borrowings	—	—	(2,613)	(8)	—	(2,621)
Deferred financing costs paid	—	—	(211)	—	—	(211)
Change in bank overdraft position	—	—	(65)	—	—	(65)
Change in intercompany payables position	—	—	(1,930)	(20,694)	22,624	—

Net cash (used in) provided by financing activities	—	—	(8,805)	(11,711)	22,624	2,108

Net decrease in cash and cash equivalents	—	—	(2,278)	(37)	—	(2,315)
Cash and cash equivalents – beginning of period	—	—	29,051	862	—	29,913

Cash and cash equivalents – end of period	$—	$—	$26,773	$825	$—	$27,598

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (the “10-Q”).

We are a leading supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our market area, supported by strong customer loyalty and attractive supermarket locations. As of April 18, 2015, we operated 158 full-service supermarkets, 157 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.

On November 14, 2013, Morgan Stanley Private Equity and other stockholders of Holding II, Tops MBO Corporation (“Tops MBO Co”) and Holding II signed a Purchase and Sale Agreement pursuant to which Tops MBO Co agreed to purchase substantially all of the outstanding common stock of Holding II (the “Management Purchase”). Tops MBO Co is owned and controlled by members of our management. The Management Purchase closed effective December 1, 2013. Prior to the Management Purchase, members of management owned approximately 7% of the outstanding equity interests in Holding II. As a result of the Management Purchase, management now beneficially owns all of the outstanding equity interests of Holding II.

Forward-Looking Statements

This 10-Q includes forward-looking statements, which are generally statements about future events, plans, objectives and performance. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, the following:

•	current economic conditions and the impact on consumer demand and spending and our pricing strategy;

•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;

•	our ability to effectively increase or maintain our profit margins;

•	the success of our store acquisition, construction and remodel programs;

•	fluctuations in utility, fuel and commodity prices which could impact consumer spending and buying habits and the cost of doing business;

•	risks inherent in our fuel station operations;

•	our exposure to local economies and other adverse conditions due to our geographic concentration;

•	risks of natural disasters and severe weather conditions;

•	supply problems with our suppliers and vendors;

•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;

•	increased operating costs resulting from increases in the minimum wage, rising employee benefit costs or pension funding obligations;

•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;

•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;

•	estimates of the amount and timing of payments under our self-insurance policies;

•	risks of liability under environmental laws and regulations;

•	our ability to maintain and improve our information technology systems;

•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;

•	threats or potential threats to security;

•	our ability to retain key personnel;

•	risks of data security breaches or losses of confidential customer information;

•	risks relating to our substantial indebtedness;

•	claims or legal proceedings against us; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2014 and elsewhere in this 10-Q.

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

Our condensed consolidated financial statements for the 16-week periods ended April 18, 2015 and April 19, 2014 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

RECENT EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS

2015 Sale of Pharmacy Assets

During January 2015, we sold pharmacy scripts and inventory related to 27 of our in-store pharmacy locations, which resulted in a gain on sale of assets of $11.0 million in the condensed consolidated statement of comprehensive loss for the 16-week period ended April 18, 2015.

2014 Dividends

On March 31, 2014 and June 30, 2014, we paid dividends of $2.4 million and $2.3 million, respectively, to Tops MBO Co to fund the quarterly principal and interest payments under the MBO Co Loan. On September 25, 2014, we paid a dividend of $7.9 million to Tops MBO Co to fund the repayment of the remaining principal balance and accrued and unpaid interest on the MBO Co Loan.

Management Purchase

As part of the Management Purchase, we incurred $15.8 million of transaction costs, of which $0.6 million was paid as of December 28, 2013, with $15.0 million paid during the 16-week period ended April 19, 2014 and $0.2 million paid during the 12-week period ended July 12, 2014.

RESULTS OF OPERATIONS

16-Week Period Ended April 18, 2015 Compared with the 16-Week Period Ended April 19, 2014

Summary

The results of operations during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014 were impacted by the January 2015 sales of inventory and pharmacy scripts related to 27 in-store pharmacies, and closure of these pharmacies, and the shift in the timing of the Easter holiday. The week following Easter is historically a poor sales week. This week fell during the 16-week period ended April 18, 2015, but did not fall during the comparable period in 2014. Despite a 32.9% decrease in the average retail price of fuel, related profitability improved. Our results for the 16-week period ended April 18, 2015 also reflect increased labor costs, offset by a decline in utility commodity rates. The pharmacy inventory and script sales resulted in an $11.0 million gain, partially offset by $1.0 million of non-recurring severance costs associated with the pharmacy closures.

Net Sales

The following table includes the components of our net sales for the 16-week periods ended April 18, 2015 and April 19, 2014.

(Dollars in thousands)

	16-week periods ended
	April 18, 2015	April 19, 2014	$ Change	% Change
Inside sales	$676,696	$688,456	$(11,760)	(1.7)%
Gasoline sales	46,154	68,083	(21,929)	(32.2)%

Net sales	$722,850	$756,539	$(33,689)	(4.5)%

Inside sales decreased $11.8 million, or 1.7%, during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014 due to the $8.4 million reduction in pharmacy sales attributable to the closure of 27 in-store pharmacies during January 2015 and the shift in the timing of the Easter holiday, partially offset by the $6.0 million incremental contribution of two acquired supermarkets and one new supermarket opened since July 2014.

Overall, same store sales decreased by 1.4%. Sales related to the 27 closed in-store pharmacies have been excluded from both of the 16-week periods ended April 18, 2015 and April 19, 2014 for purposes of calculating same store sales. The week following Easter, historically a poor sales week, occurred during the 2015 period, versus the week subsequent to the end of the 2014 period, resulting in an estimated $5.8 million, or 85 basis points negative impact, on same store sales. Additionally, temporary disruptions from the pharmacy closures, and repurposing of the vacated space, had an estimated 36 basis points negative impact on same store sales. The remaining 16 basis points decline in same store sales was largely attributable to a decline in federal funding for the Supplemental Nutrition Assistance Program (“SNAP”), which had an estimated negative impact of 40 basis points on same store sales.

Same store sales is the change in period-over-period inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.

Fuel sales decreased during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014 due to a 32.9% decrease in the average retail price per gallon, net of applicable discounts, slightly offset by a 1.0% increase in gallons sold due to the addition of four new fuel stations since February 2014.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 16-week periods ended April 18, 2015 and April 19, 2014.

(Dollars in thousands)

	16-week period ended April 18, 2015	% of Net Sales	16-week period ended April 19, 2014	% of Net Sales	$ Change	% Change
Cost of goods sold	$(494,125)	68.4%	$(526,635)	69.6%	$32,510	6.2%
Distribution costs	(14,260)	2.0%	(15,767)	2.1%	1,507	9.6%

Gross profit	$214,465	29.7%	$214,137	28.3%	$328	0.2%

As a percentage of net sales, cost of goods sold decreased during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014 due to the improvement in profitability on fuel sales, and a decrease in LIFO inventory valuation expense from $1.3 million during the 16-week period ended April 19, 2014 to $0.2 million during the 16-week period ended April 18, 2015. Excluding the impact of non-cash LIFO expense, cost of goods sold as a percentage of inside sales was 67.2% and 67.0% during the 16-week periods ended April 18, 2015 and April 19, 2014, respectively.

As a percentage of net sales, distribution costs remained relatively consistent during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014.

Operating Expenses

The following table includes a comparison of operating expenses for the 16-week periods ended April 18, 2015 and April 19, 2014.

(Dollars in thousands)

	16-week period ended April 18, 2015	% of Net Sales	16-week period ended April 19, 2014	% of Net Sales	$ Change	% Change
Wages, salaries and benefits	$109,456	15.1%	$106,958	14.1%	$2,498	2.3%
Selling and general expenses	37,802	5.2%	41,452	5.5%	(3,650)	(8.8)%
Administrative expenses	23,493	3.3%	20,076	2.7%	3,417	17.0%
Rent expense	8,197	1.1%	8,218	1.1%	(21)	(0.3)%
Depreciation and amortization	18,606	2.6%	17,779	2.4%	827	4.7%
Advertising	5,835	0.8%	6,339	0.8%	(504)	(8.0)%
Gain on sale of assets	(11,014)	(1.5)%	—	N/A	(11,014)	N/A

Total	$192,375	26.6%	$200,822	26.6%	$(8,447)	(4.2)%

Wages, Salaries and Benefits

The increase in wages, salaries and benefits as a percentage of net sales during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014 reflects a $0.75 hourly minimum wage increase in New York State effective January 1, 2015, $1.0 million of severance costs associated with the January 2015 closure of an in-store pharmacies, a $0.5 million increase in pension contributions as prescribed by our collective bargaining agreements, and a $0.5 million increase in medical costs associated with non-union supermarket associates.

Selling and General Expenses

The decrease in selling and general expenses as a percentage of net sales during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014 is largely the result of a $5.2 million decrease in utility costs attributable to lower electricity commodity costs.

Administrative Expenses

Administrative expenses increased $3.4 million during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014 due to a $1.5 million increase in bonus expense reflecting improved performance against budget metrics, normal wage adjustments and increased associate healthcare costs.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014.

Depreciation and Amortization

Depreciation and amortization remained relatively consistent during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014.

Advertising

Advertising remained relatively consistent during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014.

Gain on Sale of Assets

During January 2015, we sold pharmacy scripts and inventory related to 27 of our in-store pharmacy locations for cash proceeds of $14.9 million. These pharmacies were then closed. A resulting gain on sale of assets of $11.0 million, net of the carrying value of sold inventory of $3.2 million and direct selling expenses of $0.7 million, was recognized in the condensed consolidated statement of comprehensive loss for the 16-week period ended April 18, 2015.

Interest Expense, Net

Interest expense remained relatively consistent during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014.

Income Tax (Expense) Benefit

Based on an assessment of positive and negative evidence regarding the realization of our deferred tax assets, we continue to maintain a full valuation allowance against total net deferred tax assets, and consequently, we recognized no income tax benefit during the 16-week period ended April 18, 2015. The income tax expense recognized for the 16-week period ended April 18, 2015 primarily reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities. The effective tax rate would have been 38.7% without the establishment of the valuation allowance.

We recognized income tax benefit during the 16-week period ended April 19, 2014 as a result of the Management Purchase yielding larger intangible asset values, which drove us into a net deferred tax liability position (excluding our indefinite-lived tradename and goodwill deferred tax liabilities). The income tax benefit recognized for the 16-week period ended April 19, 2014 primarily reflects the loss before income taxes, net of the establishment of valuation allowance against deferred tax assets, primarily reflecting the recognition of valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was 35.2%. The effective tax rate would have been 42.0% without the impact of the valuation allowance establishment.

Net Loss

Our net loss decreased $3.4 million during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash are cash flows generated from our operations and borrowings under our 2017 ABL Facility. Our 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for future upsizing with up to $50.0 million of incremental commitments if certain conditions are met. As of April 18, 2015, the unused availability under our 2017 ABL Facility was $46.9 million, after giving effect to the borrowing base calculation, $23.9 million of letters of credit outstanding and $30.0 million of borrowings outstanding. We expect that cash generated from operations and borrowing capacity under our 2017 ABL Facility will permit us to fund our debt service requirements, investments in working capital, capital expenditures, acquisitions and other cash requirements for at least the next twelve months. We do not expect to make dividends of significant size in the near future; however, we may pay dividends to our stockholders from time to time. Our financial flexibility will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control. Although unforeseen, if faced with the need to increase liquidity, we could readily respond through the control of variable operating expenses (for example, by adjusting employment levels) and through the scale back of planned capital expenditure and acquisition activities.

During January 2015, we sold pharmacy scripts and inventory related to 27 of its in-store pharmacies for cash proceeds of $14.9 million. These pharmacies were then closed.

On December 1, 2013, the Management Purchase was consummated. Of the total cash consideration of $20.9 million, $4.3 million was funded through the use of available Company cash. Additionally, we incurred $15.8 million of transaction costs, of which $0.6 million were paid as of December 28, 2013, with $15.0 million paid during the 16-week period ended April 19, 2014 and $0.2 million paid during the 12-week period ended July 12, 2014.

On June 15, 2015, semi-annual cash interest payments totaling $27.0 million are payable related to our Holding I Notes and Holding II Notes. We expect these payments will be funded through cash from operations and borrowings under our 2017 ABL Facility. No principal amounts are payable related to these notes until their respective maturities on December 15, 2017 and June 15, 2018.

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	16-week periods ended
	April 18, 2015	April 19, 2014
Cash provided by (used in):
Operating activities	$30,613	$7,877
Investing activities	1,321	(12,300)
Financing activities	(26,432)	2,108

Cash provided by operating activities increased $22.7 million during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014 reflecting $15.0 million of transaction fees related to the Management Purchase that were paid during the 16-week period ended April 19, 2014, $2.9 million of cash proceeds from the January 2015 sales of inventory related to 27 in-store pharmacies, and an improvement in working capital requirements during the 2015 period.

Cash provided by (used in) investing activities improved $13.6 million during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014 primarily due to net cash proceeds of $11.3 million from the sales of pharmacy scripts during January 2015. We expect to invest $30 million to $40 million in capital expenditures during Fiscal 2015, primarily related to new supermarket locations, remodels and maintenance activities. We expect to fund these capital expenditures primarily with cash from operations.

Cash (used in) provided by financing activities decreased $28.5 million during the 16-week period ended April 18, 2015 compared with the 16-week period ended April 19, 2014. The decrease reflects a $19.3 million increase in 2017 ABL Facility net repayments from $2.7 million during the 16-week period ended April 19, 2014 to $22.0 million during the 16-week period ended April 18, 2015. The 16-week period ended April 19, 2014 also includes $12.8 million of cash proceeds from the sale of three supermarket locations as part of sale-leaseback financing transactions.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One. The Local One plan generally provides retirement benefits to participants based on their service to contributing employers. We are contingently liable for withdrawal liability in the event that we withdraw from the Local One plan. The actuary for the Local One plan has estimated that, as of December 31, 2013, our withdrawal liability would have been approximately $334.3 million in the event of our complete withdrawal from the Local One plan during 2014. We have not yet received an estimate for a complete withdrawal occurring in 2015. In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements. We have no intention to withdraw from the Local One plan. During the 16-week periods ended April 18, 2015 and April 19, 2014, we made contributions of $3.8 million and $3.3 million, respectively, to this plan. We are required to increase our annual contributions to the Local One plan pursuant to our current collective bargaining agreements and the Local One plan’s current rehabilitation plan.

As a result of our acquisition of Erie Logistics from C&S in December 2013, we are obligated to contribute to the New York State Teamsters Conference Pension and Retirement Fund. During the 16-week periods ended April 18, 2015 and April 19, 2014, our required contributions to the Fund were $1.6 million and $1.4 million, respectively.

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

On May 27, 2014, the Fund provided notice to Erie Logistics and C&S of its determination that Erie Logistics’ incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months. If it were ultimately determined that Erie Logistics incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability. Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S. Although we are vigorously contesting the withdrawal determination, during the pendency of the proceeding to contest such determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014. These monthly conditional payments of withdrawal liability, totaling $1.9 million during the 16-week period ended April 18, 2015, are in addition to pension contributions the Company has tendered which the Fund has rejected and returned, as discussed in Note 10 to our condensed consolidated financial statements included in Item 1 of this 10-Q.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at April 18, 2015 consisted of operating leases and any potential withdrawal liability obligations under our multi-employer pension plans. We are not a party to any other off-balance sheet arrangements, that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Refer to Holding II’s audited consolidated financial statements as of December 27, 2014 for a description of certain critical accounting policies, including those related to vendor allowances, inventory valuation, valuation of tradename, valuation of long-lived assets, acquisition accounting, leases, self-insurance programs and income taxes.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of April 18, 2015, we did not have any outstanding interest rate swaps.

The table below provides information about our outstanding debt as of April 18, 2015. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital lease obligations. Interest rates reflect the weighted average rates for the outstanding instruments. The Fair Value column includes the fair value of our debt instruments as of April 18, 2015. Refer to Note 1 of our condensed consolidated financial statements in Item 1 of this 10-Q for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Fair Value
Debt
Fixed rate	$1,336	$2,076	$460,681	$150,036	$37	$400	$637,966
Average interest rate	4.8%	4.6%	8.9%	8.7%	4.0%	4.0%

Variable rate	$—	$—	$30,000	$—	$—	$—	$30,000
Average interest rate	N/A	N/A	2.02%	N/A	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of April 18, 2015, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of April 18, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the 16-week period ended April 18, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure contained under the heading “Multiemployer Pension Plan” in Note 10 to the condensed consolidated financial statements contained in Item 1 of this 10-Q is hereby incorporated by reference.

The Company is subject to various claims and legal proceedings which arise in the ordinary course of business. While the outcome of these claims and proceedings cannot be predicted with certainty, management does not believe that the outcome of any of these claims and proceedings will have a material effect on our results of operations, financial position or cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors for the Company disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

ITEM 6. EXHIBITS

Exhibit No.

4.1	Fifth Supplemental Indenture, dated as of April 30, 2015, to the Indenture, dated as of December 20, 2012 among Tops Holding LLC, Tops Markets II Corporation, Tops Holding II Corporation, the guarantors named therein, and U.S. Bank National Association, as trustee and collateral agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPS HOLDING II CORPORATION

By:	/s/ David Langless
David Langless
Senior Vice President and Chief Financial Officer
May 20, 2015