Form 10-Q
period 2015-07-11
TOPS HOLDING II CORP
filed 2015-08-19
CIK 1584701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 11, 2015

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

As of August 19, 2015, 126,559 shares of common stock of the registrant were outstanding.

TOPS HOLDING II CORPORATION

i

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	July 11, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$34,673	$26,316
Accounts receivable, net	69,062	64,130
Inventory, net	144,489	149,284
Prepaid expenses and other current assets	12,925	11,172
Income taxes refundable	43	43
Current deferred tax assets	3,456	3,456

Total current assets	264,648	254,401

Property and equipment, net	377,723	385,889
Goodwill (Note 3)	212,901	212,901
Intangible assets, net (Note 3)	177,983	184,159

Total assets	$1,033,255	$1,037,350

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$97,161	$85,985
Accrued expenses and other current liabilities (Note 4)	90,493	82,110
Current portion of capital lease obligations (Note 5)	8,072	8,653
Current portion of long-term debt (Note 6)	2,028	1,983

Total current liabilities	197,754	178,731

Capital lease obligations (Note 5)	140,962	140,315
Long-term debt, net (Note 6)	665,028	649,097
Other long-term liabilities	35,287	33,591
Non-current deferred tax liabilities	46,316	45,383

Total liabilities	1,085,347	1,047,117

Commitments and contingencies (Note 10)

Common stock ($0.001 par value; 300,000 authorized shares, 126,560 shares issued and 126,559 shares outstanding as of July 11, 2015 and 126,560 shares issued and outstanding as of December 27, 2014)	—	—
Treasury stock (at cost; 1 share as of July 11, 2015)	(1)	—
Paid-in capital	7,803	8,454
Accumulated deficit	(58,222)	(16,549)
Accumulated other comprehensive loss, net of tax	(1,672)	(1,672)

Total shareholders’ deficit	(52,092)	(9,767)

Total liabilities and shareholders’ deficit	$1,033,255	$1,037,350

See notes to condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	12-week periods ended		28-week periods ended
	July 11, 2015	July 12, 2014	July 11, 2015	July 12, 2014
Net sales	$585,911	$596,200	$1,308,761	$1,352,739
Cost of goods sold	(404,259)	(417,981)	(898,384)	(944,616)
Distribution costs	(11,563)	(11,065)	(25,823)	(26,832)

Gross profit	170,089	167,154	384,554	381,291

Operating expenses:
Wages, salaries and benefits	(82,771)	(80,242)	(192,227)	(187,200)
Selling and general expenses	(26,548)	(28,015)	(64,350)	(69,467)
Administrative expenses (inclusive of share-based compensation expense of $55, $51, $124 and $61)	(17,509)	(14,907)	(41,002)	(34,983)
Rent expense, net	(6,374)	(6,055)	(14,571)	(14,273)
Depreciation and amortization	(14,566)	(13,688)	(33,172)	(31,467)
Advertising	(5,854)	(5,423)	(11,689)	(11,762)
Gain on sale of assets (Note 8)	—	—	11,014	—

Total operating expenses	(153,622)	(148,330)	(345,997)	(349,152)

Operating income	16,467	18,824	38,557	32,139

Loss on debt extinguishment	(34,503)	—	(34,503)	—
Interest expense, net	(19,042)	(19,321)	(44,785)	(44,398)

Loss before income taxes	(37,078)	(497)	(40,731)	(12,259)

Income tax (expense) benefit	(400)	(470)	(942)	3,666

Net loss	(37,478)	(967)	(41,673)	(8,593)

Other comprehensive income	—	448	—	448

Comprehensive loss	$(37,478)	$(519)	$(41,673)	$(8,145)

See notes to condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	28-week periods ended
	July 11, 2015	July 12, 2014
Cash flows provided by operating activities:
Net loss	$(41,673)	$(8,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,494	36,899
Loss on debt extinguishment	34,503	—
Gain on sale of assets	(11,014)	—
Amortization of deferred financing costs	2,113	2,101
Deferred income taxes	933	(3,684)
Straight-line rent adjustment	561	457
LIFO inventory valuation adjustments	425	2,231
Share-based compensation expense	124	61
Other	442	646
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,932)	2,352
Decrease (increase) in inventory, net	4,129	(4,129)
Increase in prepaid expenses and other current assets	(1,753)	(2,304)
Decrease in income taxes refundable	—	52
Increase in accounts payable	10,974	18,168
Increase (decrease) in accrued expenses and other current liabilities	7,879	(18,790)
Increase in other long-term liabilities	1,301	1,723

Net cash provided by operating activities	43,506	27,190

Cash flows used in investing activities:
Cash paid for property and equipment	(21,843)	(21,162)
Cash proceeds from sale of assets	11,255	—

Net cash used in investing activities	(10,588)	(21,162)

Cash flows used in financing activities:
Proceeds from long-term debt borrowings	560,000	—
Repayments of long-term debt borrowings	(520,981)	(2,831)
Borrowings on 2017 ABL Facility	197,666	267,900
Repayments on 2017 ABL Facility	(222,166)	(272,700)
Debt extinguishment costs paid	(24,215)	—
Deferred financing costs paid	(9,469)	(637)
Principal payments on capital leases	(4,822)	(4,717)
Dividends to Tops MBO Corporation	(775)	(4,712)
Change in bank overdraft position	202	492
Purchase of treasury stock	(1)	—
Proceeds from sale leaseback financing transactions	—	12,750

Net cash used in financing activities	(24,561)	(4,455)

Net increase in cash and cash equivalents	8,357	1,573
Cash and cash equivalents-beginning of period	26,316	29,913

Cash and cash equivalents-end of period	$34,673	$31,486

See notes to condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding II Corporation (“Holding II,” or collectively with its subsidiaries, the “Company”), the parent of Tops Holding LLC (“Holding I”), formerly Tops Holding Corporation, was incorporated on May 7, 2013. Holding I is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania and Vermont. As of July 11, 2015, the Company operated 160 supermarkets, 159 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner. Holding II has no business operations other than the ownership of Holding I and as the issuer of the 2018 Notes (see Note 6) and a guarantor of the 2022 Notes (see Note 6).

Holding II is the reporting entity for the 2018 Notes and 2022 Notes. Tops MBO Corporation (“Tops MBO Co”), the parent company of Holding II, is neither a co-issuer nor guarantor of these notes. Accordingly, the condensed consolidated financial statements have been prepared for Holding II and exclude the assets and results of operations of Tops MBO Co. Tops MBO Co’s assets consist solely of its investment in Holding II. Tops MBO Co has no operations other than as the equity owner of Holding II.

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

The Company’s condensed consolidated financial statements for the 12-week and 28-week periods ended July 11, 2015 and July 12, 2014 are unaudited, and in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. The Company elected early adoption, and there was no material impact to its consolidated financial statements as of July 11, 2015 or December 27, 2014.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”), which provides guidance regarding revenue recognition. ASU No. 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which amended Accounting Standards Codification (“ASC”) 835 Subtopic 30 - Interest - Imputation of Interest to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03. This guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company has elected early adoption of ASU No. 2015-03, and reclassified debt issuance costs of $15.0 million from the line item “other assets” to the line item “long-term debt” in its condensed consolidated balance sheet as of December 27, 2014.

In April 2015, FASB issued ASU No. 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU No. 2015-04”), which amended ASC 715 - Compensation - Retirement Benefits to permit entities with a fiscal year-end that does not coincide with a calendar month-end the ability to measure defined benefit plan assets and obligations as of the calendar month-end that is closest to the entity’s fiscal year-end and apply that measurement date consistently from year to year. This guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the effect of adoption of ASU No. 2015-04 on its consolidated financial statements.

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. As of July 11, 2015, 50 corporate supermarkets offered pharmacy services and 51 corporate fuel centers were in operation. As of July 12, 2014, 76 corporate supermarkets offered pharmacy services and 51 corporate fuel centers were in operation. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only operating segment and reportable segment. The Company’s retail operations as a whole reflect the level at which the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally.

The following table presents sales revenue by type of similar product (dollars in thousands):

	12-week periods ended				28-week periods ended
	July 11, 2015		July 12, 2014		July 11, 2015		July 12, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non- perishables(1)	$325,349	55.5%	$320,963	53.8%	$738,329	56.4%	$745,391	55.1%
Perishables(2)	181,151	30.9%	173,715	29.1%	392,906	30.0%	380,866	28.2%
Fuel	41,335	7.1%	58,204	9.8%	87,489	6.7%	126,287	9.3%
Pharmacy	32,892	5.6%	38,170	6.4%	78,127	6.0%	88,279	6.5%
Other(3)	5,184	0.9%	5,148	0.9%	11,910	0.9%	11,916	0.9%

	$585,911	100.0%	$596,200	100.0%	$1,308,761	100.0%	$1,352,739	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. At July 11, 2015 and December 27, 2014, the carrying value and the estimated fair value of the Company’s debt instruments were as follows (dollars in thousands):

	July 11, 2015	December 27, 2014
Carrying value of long-term debt:
Current portion of long-term debt	$2,028	$1,983
Long-term debt	665,028	649,097

Total carrying value of long-term debt (Note 6)	667,056	651,080
Fair value of long-term debt	666,453	656,305

(Deficiency) excess of fair value over carrying value	$(603)	$5,225

The fair values of the 2017 Notes, 2018 Notes and 2022 Notes (see Note 6), which are included in long-term debt, were based on quoted market prices, a Level 2 source.

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

2. BUSINESS ACQUISITIONS

On December 1, 2013, Tops MBO Co consummated the purchase of substantially all of the common stock of Holding II (the “Management Purchase”) from Morgan Stanley Private Equity and other stockholders of Holdings II (the “Sellers”). As a result of the Management Purchase, primarily through their ownership of Tops MBO Co, members of management now beneficially own all of the outstanding common stock of Holding II. Accordingly, the Company was required to apply “push down” accounting, with the results of the Management Purchase reflected in Holding II’s condensed consolidated financial statements. The application of “push down” accounting has resulted in a new basis of accounting in which the total purchase price paid by Tops MBO Co has been allocated to the assets acquired and liabilities assumed using estimates of their fair values under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” In addition to the cash consideration of $20.9 million paid to the Sellers, the Company incurred $15.8 million of transaction fees during late 2013 in connection with the Management Purchase, of which $0.6 million and $15.2 million were paid during the 4-week period ended December 28, 2013 and 28-week period ended July 12, 2014, respectively.

As disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 27, 2014, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015, the purchase price allocation for the Management Purchase was finalized during the fourth quarter of 2014. Previously reported results have been retroactively adjusted to reflect the finalization of the acquisition date fair values of property and equipment and intangible assets. This finalization resulted in the increase of depreciation and amortization expense of $0.2 million and the decrease of income tax benefit of $0.1 million during the 12-week period ended July 12, 2014. The combined impact of the depreciation and amortization expense and income tax benefit adjustments resulted in a $0.3 million increase in the Company’s net loss during the 12-week period ended July 12, 2014. In addition, this finalization resulted in the increase of depreciation and amortization expense of $0.5 million and the increase of income tax benefit of $1.6 million during the 28-week period ended July 12, 2014. The combined impact of the depreciation and amortization expense and income tax benefit adjustments resulted in a $1.1 million decrease in the Company’s net loss during the 28-week period ended July 12, 2014.

3. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during the 28-week period ended July 11, 2015 (dollars in thousands):

Balance – December 27, 2014	$212,901
Adjustments	—

Balance – July 11, 2015	$212,901

Goodwill is reviewed annually for impairment on December 1, or more frequently upon the occurrence of trigger events. Based on the Company’s assessment, no goodwill impairment was recorded during the 12-week and 28-week periods ended July 11, 2015 and July 12, 2014.

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

July 11, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Tradename – indefinite	$131,200	$—	$131,200	Indefinite life
Customer relationships	29,200	(11,199)	18,001	14.0
Favorable lease rights	21,550	(4,893)	16,657	9.0
Franchise agreements	13,300	(3,046)	10,254	14.0
Pharmacy scripts	2,800	(929)	1,871	14.0

	$198,050	$(20,067)	$177,983	11.9

December 27, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename – indefinite	$131,200	$—	$131,200
Customer relationships	29,200	(7,913)	21,287
Favorable lease rights	21,600	(3,269)	18,331
Franchise agreements	13,300	(2,115)	11,185
Pharmacy scripts	2,800	(644)	2,156

	$198,100	$(13,941)	$184,159

The Tops tradename is reviewed annually for impairment on December 1, or more frequently, if impairment indicators arise. Based on the Company’s assessment, no impairment was recorded during the 12-week and 28-week periods ended July 11, 2015 and July 12, 2014.

During the 12-week periods ended July 11, 2015 and July 12, 2014, amortization expense related to intangible assets was $2.7 million and $3.1 million, respectively. During the 28-week periods ended July 11, 2015 and July 12, 2014, amortization expense related to intangible assets was $6.2 million and $7.1 million, respectively. This amortization is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Depreciation and amortization in the condensed consolidated statements of comprehensive loss during each of the 12-week periods ended July 11, 2015 and July 12, 2014 includes $0.1 million of contra-expense related to the amortization of unfavorable lease rights, which are classified in other long-term liabilities in the condensed consolidated balance sheets. During each of the 28-week periods ended July 11, 2015 and July 12, 2014, depreciation and amortization in the condensed consolidated statements of comprehensive loss includes $0.2 million of contra-expense related to the amortization of unfavorable lease rights. Expected future amortization of these unfavorable lease rights is contra-expense of $0.1 million in the remaining period of Fiscal 2015, $0.3 million in Fiscal 2016, $0.3 million in Fiscal 2017, $0.3 million in Fiscal 2018, $0.3 million in Fiscal 2019 and $0.8 million thereafter.

As of July 11, 2015, expected future amortization of intangible assets is as follows (dollars in thousands):

2015 (remaining period)	$5,257
2016	8,194
2017	6,952
2018	5,913
2019	4,959
Thereafter	15,508

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	July 11, 2015	December 27, 2014
Wages, taxes and benefits	$21,265	$18,951
Union medical, pension and 401(k)	12,922	8,985
Lottery	11,849	10,954
Self-insurance reserves	6,491	6,130
Interest payable	4,661	2,269
Professional and legal fees	4,317	3,170
Sales and use tax	3,770	596
Gift cards	3,353	8,974
Utilities	2,761	3,383
Property and equipment expenditures	2,275	3,383
Repairs and maintenance	1,793	2,212
Money orders	1,169	887
Other	13,867	12,216

	$90,493	$82,110

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

As of July 11, 2015, future minimum lease rental payments applicable to non-cancelable capital and operating leases, and expected minimum sublease rental income, were as follows (dollars in thousands):

2015 (remaining period)	$14,388
2016	30,804
2017	28,844
2018	25,065
2019	22,300
Thereafter	118,749

Total minimum lease payments	240,150
Less amounts representing interest	(158,486)

Present value of net minimum lease payments	81,664
Less current obligations	(8,072)

Long-term cash obligations	73,592
Non-cash obligations	67,370

Total long-term capital lease obligations	$140,962

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

Under the financing method, the assets remain on the consolidated balance sheet of the Company and proceeds received by the Company from these transactions are recorded as capital lease obligations, allocated between land, as applicable, and building. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying building obligations, with no underlying cash payments deemed attributable to the land obligations and the estimated net book value of the buildings at the conclusion of the lease terms. The related land assets are not depreciated, and at the end of the lease terms, the remaining capital lease obligations will equal the combined net book values of the land and buildings. At the expiration of the lease terms, which range from 2019 to 2068, or when the Company’s continuing involvement under the lease agreements ends, the related land, buildings and capital lease obligations will be removed from the consolidated balance sheet, with no underlying cash payments. These capital lease obligations are reflected as non-cash obligations in the preceding table.

6. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	July 11, 2015	December 27, 2014
2022 Notes	$560,000	$—
2018 Notes	90,000	150,000
2017 Notes	—	460,000
Discount on 2018 Notes	(572)	(1,100)
Deferred financing fees	(14,104)	(15,033)
2017 ABL Facility	27,500	52,000
Other loans	4,232	5,213

Total debt	667,056	651,080
Current portion	(2,028)	(1,983)

Total long-term debt	$665,028	$649,097

On June 10, 2015, Holding I and Tops Markets II Corporation (collectively, the “Issuers”) issued $560.0 million in aggregate principal amount of senior secured notes due in 2022, bearing annual interest of 8.00% (the “2022 Notes”). The proceeds from the 2022 Notes were used to fund a tender offer for, and redeem the balance of, the previously outstanding $460.0 million of senior secured notes issued by Holding I, Tops Markets and Tops Markets II Corporation (the “2017 Notes”) and to fund a partial tender offer for $60.0 million of the $150.0 million outstanding 8.75%/9.50% senior unsecured notes issued by Tops Holding II (the “2018 Notes”), including tender and redemption premiums of $23.0 million and $1.2 million, respectively, which have been recorded within loss on debt extinguishment in the condensed consolidated statements of comprehensive loss during the 12-week and 28-week periods ended July 11, 2015. The proceeds were also used to pay accrued and unpaid interest related to the tendered and redeemed notes and fees and expenses related to the issuance of the 2022 Notes. The 2022 Notes mature on June 15, 2022 and require semi-annual interest payments on June 15 and December 15, beginning December 15, 2015. The 2022 Notes are redeemable, in whole or in part, at any time on or after June 15, 2018 at specified redemption prices. Prior to June 15, 2018, the Company may redeem some or all of the 2022 Notes at a specified “make-whole” premium.

The 2022 Notes are collateralized by (i) first priority interests, subject to certain exceptions and permitted liens, in the stock held by the Issuers and the guarantor subsidiaries, Tops Markets, Tops PT, LLC, Tops Gift Card Company, LLC and Erie Logistics LLC (collectively, the “Guarantors”), the Company’s warehouse and distribution facility in Lancaster, New York, the Company’s retail facility located in Fayetteville, New York and certain owned real property acquired by the Issuers and the Guarantors following the issue date of the 2022 Notes, equipment, intellectual property, and substantially all other assets of the Issuers and the Guarantors, other than assets securing the Company’s asset-based revolving credit facility (the “2017 ABL Facility”) on a first priority basis (collectively, the “2022 Notes Priority Collateral”), and (ii) second priority interests, subject to certain exceptions and permitted liens, in the assets of Holding II, the Issuers and the Guarantors that secure the 2017 ABL Facility on a first priority basis, including present and future receivables, deposit accounts, inventory, prescription lists, and certain rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).

The 2022 Notes are guaranteed on a senior secured basis, jointly and severally, by each of the Guarantors and certain of the Holding I’s future domestic subsidiaries. The 2022 Notes are also guaranteed on a senior unsecured basis by Holding II.

As discussed in Note 1, the Company adopted ASU No. 2015-03 and now nets deferred financing costs against long-term debt in the Company’s condensed consolidated balance sheets. This adoption resulted in the reclassification of unamortized deferred financing costs of $15.0 million from the line item “other assets” to the line item “long-term debt” in the Company’s condensed consolidated balance sheet as of December 27, 2014. Costs associated with the 2022 Notes of $11.0 million were capitalized and are being amortized over the term of the 2022 Notes using the effective interest method. Unamortized deferred financing costs of $8.0 million related to the 2017 Notes and $1.9 million related to the redeemed portion of the 2018 Notes and $0.4 million of the unamortized discount on the 2018 Notes were written off and recorded within loss on debt extinguishment in the condensed consolidated statements of comprehensive loss during the 12-week and 28-week periods ended July 11, 2015.

During the 12-week periods ended July 11, 2015 and July 12, 2014, amortization expense related to the deferred financing costs was $0.8 million and $0.9 million, respectively. During each of the 28-week periods ended July 11, 2015 and July 12, 2014, amortization expense related to deferred financing costs was $2.1 million. This amortization is included in interest expense in the condensed consolidated statements of comprehensive loss. At July 11, 2015, long-term debt included deferred financing costs, net of accumulated amortization of $0.7 million, totaling $14.1 million. At December 27, 2014, long-term debt included deferred financing costs, net of accumulated amortization of $7.3 million, totaling $15.0 million.

On May 15, 2013, Holding II issued $150.0 million of the 2018 Notes. As discussed above, on June 10, 2015, Holding II successfully tendered for and repurchased $60.0 million of the 2018 Notes, resulting in a remaining outstanding principal amount of $90.0 million as of July 11, 2015. If certain conditions are met, Holding II may be entitled to pay interest on the 2018 Notes by increasing the principal of the notes or by issuing new notes as pay-in-kind interest. This payment in kind interest would accrue at an annual rate of 9.50%. The $148.5 million proceeds from the 2018 Notes issuance, net of a $1.5 million original issue discount, were used to pay a $141.9 million dividend to the Holding II shareholders. In connection with the partial tender offer for the 2018 Notes completed on June 10, 2015, $0.4 million of the unamortized discount was written off and recorded within loss on debt extinguishment in the condensed consolidated statements of comprehensive loss during the 12-week and 28-week periods ended July 11, 2015. The 2018 Notes mature June 15, 2018 and require semi-annual interest payments on June 15 and December 15. To the extent permitted by the agreements governing the 2022 Notes and the 2017 ABL Facility (see below), Holding I may make dividend payments to Holding II to fund the semi-annual interest payments related to the 2018 Notes. The 2018 Notes are redeemable, in whole or in part, at specified redemption prices.

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

As of July 11, 2015, the unused availability under the 2017 ABL Facility was $58.0 million, after giving effect to the borrowing base calculation, $23.9 million of letters of credit outstanding and $27.5 million of borrowings outstanding. As of December 27, 2014, $20.7 million of letters of credit were outstanding under the 2017 ABL Facility. Revolving loans under the 2017 ABL Facility, at the Company’s option, bear interest at either LIBOR plus a margin of 150 to 200 basis points, determined based on levels of borrowing availability, or the prime rate plus a margin of 50 to 100 basis points, determined based on levels of borrowing availability. As of July 11, 2015 and December 27, 2014, the weighted average interest rates on borrowings under the 2017 ABL Facility were 2.34% and 2.24%, respectively. The 2017 ABL Facility is collateralized primarily by (i) first priority interests, subject to certain exceptions and permitted liens, in the ABL Priority Collateral, and (ii) second priority interests, subject to certain exceptions and permitted liens, in the 2022 Notes Priority Collateral.

The instruments governing the 2022 Notes, 2018 Notes and the 2017 ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and obligations on a change in control. Failure to meet any of these covenants would be an event of default. On August 19, 2014, the 2017 ABL Facility was amended to reduce specified restrictions on the Company’s ability to make certain payments, including dividends.

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

7. INCOME TAXES

Income tax (expense) benefit was as follows (dollars in thousands):

	12-week periods ended		28-week periods ended
	July 11, 2015	July 12, 2014	July 11, 2015	July 12, 2014
Current	$(7)	$(1)	$(9)	$(18)
Deferred	(393)	(469)	(933)	3,684

Total income tax (expense) benefit	$(400)	$(470)	$(942)	$3,666

Based on an assessment of positive and negative evidence regarding the realization of the Company’s deferred tax assets, the Company continues to maintain a full valuation allowance against total net deferred tax assets, and consequently, the Company recognized no income tax benefit during the 12-week and 28-week periods ended July 11, 2015. The income tax expense recognized for the 12-week and 28-week periods ended July 11, 2015 solely reflect the recognition of additional valuation allowance associated with the tax amortization of the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The effective tax rate would have been 39.1% during each of the 12-week and 28-week periods ended July 11, 2015 without the establishment of the valuation allowance.

Based on an assessment of positive and negative evidence regarding the realization of the Company’s deferred tax assets, the Company continues to maintain a full valuation allowance against total net deferred tax assets, and consequently, the Company recognized no income tax benefit during the 12-week period ended July 12, 2014. The income tax expense recognized for the 12-week period ended July 12, 2014 solely reflects the recognition of additional valuation allowance associated with the tax amortization of the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The income tax benefit recognized for the 28-week period ended July 12, 2014 primarily reflects the loss before income taxes, net of the recognition of valuation allowances associated with the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The effective tax rate during the 12-week and 28-week periods ended July 12, 2014 would have been 33.4% and 41.6%, respectively, without the establishment of the valuation allowance.

As of the beginning of Fiscal 2015, the Company had U.S. federal and state net operating loss carryforwards of $45.7 million and $41.9 million, respectively, which expire beginning in 2026. In addition, the Company had federal tax credits of $4.6 million, which expire beginning in 2026.

8. GAIN ON SALE OF ASSETS

During January 2015, the Company sold pharmacy scripts and inventory related to 27 of its in-store pharmacy locations for cash proceeds of $14.9 million. These pharmacies were then closed. A resulting gain on sale of assets of $11.0 million, net of the carrying value of sold inventory of $3.2 million and direct selling expenses of $0.7 million, was recognized in the condensed consolidated statement of comprehensive loss for the 28-week period ended July 11, 2015.

9. SHAREHOLDERS’ DEFICIT

On January 8, 2015, the Company paid a dividend of $0.8 million to Tops MBO Co to repurchase outstanding shares of common stock of Tops MBO Co from a former Company executive. In addition, one outstanding share of common stock of Holding II was repurchased.

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

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition of Erie Logistics from C&S. This suspension was retroactive to the effective date of the acquisition. During this “suspension” and thereafter through the date of this Quarterly Report on Form 10-Q, Erie Logistics has continued to make contributions to the Fund as required by the collective bargaining agreements with Teamsters Local 264. The Fund has rejected and returned these contributions. During the 12-week periods ended July 11, 2015 and July 12, 2014, these rejected contributions totaled $0.8 million and $1.1 million, respectively. During the 28-week periods ended July 11, 2015 and July 12, 2014, these rejected contributions totaled $2.4 million and $2.3 million, respectively. On May 27, 2014, the Fund provided Erie Logistics and C&S with notice of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by the Employee Retirement Income Security Act (“ERISA”), of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund. The Company is vigorously contesting this determination, initially through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable. If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability. Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S. During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014. The monthly conditional payments of withdrawal liability, totaling $3.8 million during the 28-week period ended July 11, 2015, are in addition to pension contributions the Company is required to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept. The aggregate conditional monthly payments of withdrawal liability, totaling $7.7 million as of July 11, 2015, have been recorded in accounts receivable, while the aggregate rejected contributions, totaling $6.6 million as of July 11, 2015, have been recorded in accrued expenses and other current liabilities within our condensed consolidated balance sheet.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements by reason of the Company’s failing to participate in the Fund.

Purchase Commitments

Effective December 22, 2013, in connection with its purchase of all the membership interests of Erie Logistics and certain other assets from C&S, the Company modified its existing supply agreement with C&S whereby it resumed warehousing and transportation functions, while C&S continues to provide procurement and purchasing services in support of the majority of the Company’s supply chain. This modified supply agreement sets out the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale in our supermarkets. In consideration for the services it provides under the agreement, C&S is paid a fee based on all merchandise procured and also has incentive income opportunities. Effective April 1, 2015, the Company and C&S agreed in principal to amend certain operating terms of the supply agreement and extend the term of the agreement through April 1, 2020.

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

Effective July 24, 2010, the Company extended its existing IT outsourcing agreement with HP Enterprise Services, LLC (formerly known as Electronic Data Systems, LLC), or HP, through December 31, 2017 to provide a wide range of information systems services. Under this agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates.

The costs of these purchase commitments are not reflected in the Company’s consolidated balance sheets.

Environmental Liabilities

The Company is contingently liable for potential environmental issues related to some of its properties. As the Company is unaware of environmental issues that are expected to materially impact the Company’s consolidated financial statements as a whole, no amounts were accrued as of July 11, 2015 or December 27, 2014.

Collective Bargaining Agreements

The Company employs approximately 15,000 associates. Approximately 83% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or two other UFCW unions. Approximately 5% are members of Teamsters Local 264, working within our warehouse and distribution facilities. All other associates are non-union. The Company is a party to five collective bargaining agreements with Local One expiring between October 2015 and July 2017. The Company has two non-Local One UFCW collective bargaining agreements that expire in April 2016 and February 2018. The Company is also a party to three collective bargaining agreements with Teamsters Local 264 expiring in August 2019.

Legal Proceedings

Except as otherwise disclosed in this note, the Company is unaware of any legal proceedings that are expected to materially impact the Company’s consolidated financial statements as a whole. No amounts related to legal proceedings were accrued as of July 11, 2015 or December 27, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (the “10-Q”).

We are a leading supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our market area, supported by strong customer loyalty and attractive supermarket locations. As of July 11, 2015, we operated 160 full-service supermarkets, 159 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.

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

Our condensed consolidated financial statements for the 12-week and 28-week periods ended July 11, 2015 and July 12, 2014 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

RECENT EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS

June 2015 Refinancing

On June 10, 2015, Holding I and Tops Markets II Corporation issued $560.0 million in aggregate principal amount of 2022 Notes, bearing annual interest of 8.00%. The proceeds from the 2022 Notes were used to fund a tender offer for, and redeem the balance of, the previously outstanding $460.0 million of 2017 Notes and to fund a partial tender offer for $60.0 million of the $150.0 million outstanding 2018 Notes, including tender and redemption premiums of $23.0 million and $1.2 million, respectively, which have been recorded within loss on debt extinguishment in the condensed consolidated statements of comprehensive loss during the 12-week and 28-week periods ended July 11, 2015. The proceeds were also used to pay accrued and unpaid interest related to the tendered and redeemed notes and fees and expenses related to the issuance of the 2022 Notes.

2015 Sale of Pharmacy Assets

During January 2015, we sold pharmacy scripts and inventory related to 27 of our in-store pharmacy locations, which resulted in a gain on sale of assets of $11.0 million in the condensed consolidated statement of comprehensive loss for the 28-week period ended July 11, 2015.

2014 Dividends

On March 31, 2014 and June 30, 2014, we paid dividends of $2.4 million and $2.3 million, respectively, to Tops MBO Co to fund the quarterly principal and interest payments under the MBO Co Loan. On September 25, 2014, we paid a dividend of $7.9 million to Tops MBO Co to fund the repayment of the remaining principal balance and accrued and unpaid interest on the MBO Co Loan.

RESULTS OF OPERATIONS

12-Week Period Ended July 11, 2015 Compared with the 12-Week Period Ended July 12, 2014

Summary

The results of operations during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014 were impacted by the closure of 27 in-store pharmacies during January 2015 and the shift in the timing of the Easter holiday. The week following Easter, historically a poor sales week, occurred during the 12-week period ended July 12, 2014 but fell the week prior to the comparable 2015 period. Despite a 30.4% decrease in the average retail price of fuel, related profitability improved. In addition, we benefited from savings associated with the amendment of certain operating terms of a supply agreement with C&S effective April 1, 2015. Our operating expenses were impacted by higher labor costs, reflecting an increase in the New York State minimum wage, an increase in bonus expense due to improved performance against bonus metrics, and an increase in self-insured workers’ compensation expense driven by assumption changes in the most recent actuarial valuation of claims reserves.

Net Sales

The following table includes the components of our net sales for the 12-week periods ended July 11, 2015 and July 12, 2014.

(Dollars in thousands)

	12-week periods ended
	July 11, 2015	July 12, 2014	$ Change	% Change
Inside sales	$544,576	$537,996	$6,580	1.2%
Fuel sales	41,335	58,204	(16,869)	(29.0)%

Net sales	$585,911	$596,200	$(10,289)	(1.7)%

Inside sales increased $6.6 million, or 1.2%, during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014, due to the shift in the timing of the Easter holiday, the $7.5 million incremental contribution of three acquired supermarkets and two new supermarkets opened since July 2014, and an increase in same store sales. These factors were partially offset by the $8.2 million reduction in pharmacy sales attributable to the closure of 27 in-store pharmacies during January 2015.

Overall, same store sales increased by 1.4%. The week following Easter, historically a poor sales week, occurred during the 2014 period but fell the week prior to the comparable 2015 period, resulting in an estimated $5.8 million positive impact on same store sales. Adjusted for this Easter shift, same store sales increased 0.3%. Same store sales is the change in period-over-period inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods. Sales related to the 27 in-store pharmacies closed during January 2015, totaling $8.2 million during the 12-week period July 12, 2014, have been excluded for purposes of calculating same store sales.

Fuel sales decreased during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014 due to a 30.4% decrease in the average retail price per gallon, net of applicable discounts, slightly offset by a 2.0% increase in gallons sold due to the addition of three new fuel stations since May 2014.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 12-week periods ended July 11, 2015 and July 12, 2014.

(Dollars in thousands)

	12-week period ended July 11, 2015	% of Net Sales	12-week period ended July 12, 2014	% of Net Sales	$ Change	% Change
Cost of goods sold	$(404,259)	69.0%	$(417,981)	70.1%	$13,722	3.3%
Distribution costs	(11,563)	2.0%	(11,065)	1.9%	(498)	(4.5)%

Gross profit	$170,089	29.0%	$167,154	28.0%	$2,935	1.8%

As a percentage of net sales, cost of goods sold decreased during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014 due to an improvement in profitability on fuel sales, combined with a shift in product mix given the smaller proportion of lower margin fuel sales. Non-cash LIFO inventory valuation expense decreased $0.7 million from $0.9 million to $0.2 million. Excluding the impact of LIFO, cost of goods sold as a percentage of inside sales was 67.4% during each of the 12-week periods ended July 11, 2015 and July 12, 2014.

As a percentage of net sales, distribution costs remained relatively consistent during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014. Distribution costs were negatively impacted by a $1.6 million increase in self-insured workers’ compensation expense related to our warehouse and distribution associates. This increase was driven largely by assumption changes in the most recent actuarial valuation of claims reserves, including the estimated future costs to settle currently outstanding claims. We are currently reviewing our internal operating policies and the actuarial assumptions utilized in the claims reserves determination, and do not anticipate similar expense increases in future periods. The increase in workers’ compensation expense was offset by $1.6 million of savings associated with the amendment of certain operating terms of a supply agreement with C&S effective April 1, 2015. This amount recorded in distribution costs is in addition to $0.4 million of savings classified in cost of goods sold related to the amended terms.

Operating Expenses

The following table includes a comparison of operating expenses for the 12-week periods ended July 11, 2015 and July 12, 2014.

(Dollars in thousands)

	12-week period ended July 11, 2015	% of Net Sales	12-week period ended July 12, 2014	% of Net Sales	$ Change	% Change
Wages, salaries and benefits	$82,771	14.1%	$80,242	13.5%	$2,529	3.2%
Selling and general expenses	26,548	4.5%	28,015	4.7%	(1,467)	(5.2)%
Administrative expenses	17,509	3.0%	14,907	2.5%	2,602	17.5%
Rent expense, net	6,374	1.1%	6,055	1.0%	319	5.3%
Depreciation and amortization	14,566	2.5%	13,688	2.3%	878	6.4%
Advertising	5,854	1.0%	5,423	0.9%	431	7.9%

Total	$153,622	26.2%	$148,330	24.9%	$5,292	3.6%

Wages, Salaries and Benefits

The increase in wages, salaries and benefits as a percentage of net sales during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014 reflects a $0.75 per hour minimum wage increase in New York State effective January 1, 2015. Additionally, we experienced a $0.9 million increase in bonus expense due to improved performance against bonus metrics, in part due to higher budget metrics in the 2014 period that resulted in only $0.1 million of bonus expense recognition. Self-insured workers’ compensation expense increased $0.9 million as a result of a favorable adjustment of actuarially determined claims reserves during the prior year period.

Selling and General Expenses

Selling and general expenses remained relatively consistent as a percentage of net sales during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014.

Administrative Expenses

Administrative expenses increased $2.6 million during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014 due to a $1.7 million increase in bonus expense reflecting improved performance against budget metrics, in part due to a higher budget metric in the 2014 period that resulted in an expense reversal of $0.6 million. In addition, the increase reflects normal wage adjustments and increased associate healthcare costs.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014.

Depreciation and Amortization

Depreciation and amortization remained relatively consistent during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014.

Advertising

Advertising remained relatively consistent as a percentage of net sales during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014.

Loss on debt extinguishment

During June 2015, we satisfied and discharged our obligations under our 2017 Notes and redeemed $60.0 million of our 2018 Notes. In connection with these financing activities, we recorded a $34.5 million loss on debt extinguishment during the 12-week period ended July 11, 2015. See Note 6 to our condensed consolidated financial statements in Item 1 of this 10-Q for further details.

Interest Expense, Net

Interest expense remained relatively consistent during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014.

Income Tax Expense

Based on an assessment of positive and negative evidence regarding the realization of our deferred tax assets, we continue to maintain a full valuation allowance against total net deferred tax assets, and consequently, we recognized no income tax benefit during the 12-week period ended July 11, 2015. The income tax expense recognized for the 12-week period ended July 11, 2015 primarily reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities. The effective tax rate would have been 39.1% without the establishment of the valuation allowance.

The income tax benefit recognized for the 12-week period ended July 12, 2014 primarily reflects the loss before income taxes, net of the establishment of valuation allowance against deferred tax assets, primarily reflecting the recognition of valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities. The effective tax rate would have been 33.4% without the impact of the valuation allowance establishment.

Net Loss

Our net loss increased $36.5 million during the 12-week period ended July 11, 2015 compared with the 12-week period ended July 12, 2014 for the reasons described above.

28-Week Period Ended July 11, 2015 Compared with the 28-Week Period Ended July 12, 2014

Summary

The results of operations during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014 were impacted by the January 2015 sale of inventory and pharmacy scripts related to 27 in-store pharmacies, and closure of these pharmacies. Despite a 31.7% decrease in the average retail price of fuel, related profitability improved. In addition, we benefited from savings associated with the amendment of certain operating terms of a supply agreement with C&S effective April 1, 2015. Our operating expenses were impacted by higher labor costs reflecting an increase in the New York State minimum wage, an increase in bonus expense due to improved performance against bonus metrics, and an increase in self-insured workers’ compensation expense driven by assumption changes in the most recent actuarial valuation of claims reserves. These operating expense increases were partially offset by a decline in utility commodity rates. The sales of inventory and pharmacy scripts in January 2015 resulted in an $11.0 million gain, partially offset by $1.0 million of non-recurring severance costs associated with the pharmacy closures.

Net Sales

The following table includes the components of our net sales for the 28-week periods ended July 11, 2015 and July 12, 2014.

(Dollars in thousands)

	28-week periods ended
	July 11, 2015	July 12, 2014	$ Change	% Change
Inside sales	$1,221,272	$1,226,452	$(5,180)	(0.4)%
Fuel sales	87,489	126,287	(38,798)	(30.7)%

Net sales	$1,308,761	$1,352,739	$(43,978)	(3.3)%

Inside sales decreased $5.2 million, or 0.4%, during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014, due to the $16.6 million reduction in pharmacy sales attributable to the closure of 27 in-store pharmacies during January 2015, partially offset by the $9.5 million incremental contribution of three acquired supermarkets and two new supermarkets opened since July 2014. Same store sales decreased by 0.2%. Same store sales is the change in period-over-period inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods. Sales related to the 27 closed in-store pharmacies have been excluded from both of the 28-week periods ended July 11, 2015 and July 12, 2014 for purposes of calculating same store sales.

Fuel sales decreased during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014 due to a 31.7% decrease in the average retail price per gallon, net of applicable discounts, slightly offset by a 1.5% increase in gallons sold due to the addition of four new fuel stations since February 2014.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 28-week periods ended July 11, 2015 and July 12, 2014.

(Dollars in thousands)

	28-week period ended July 11, 2015	% of Net Sales	28-week period ended July 12, 2014	% of Net Sales	$ Change	% Change
Cost of goods sold	$(898,384)	68.6%	$(944,616)	69.8%	$46,232	4.9%
Distribution costs	(25,823)	2.0%	(26,832)	2.0%	1,009	3.8%

Gross profit	$384,554	29.4%	$381,291	28.2%	$3,263	0.9%

As a percentage of net sales, cost of goods sold decreased during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014 due to an improvement in profitability on fuel sales, combined with a shift in product mix given the smaller proportion of lower margin fuel sales. Non-cash LIFO inventory valuation expense decreased from $2.2 million during the 28-week period ended July 12, 2014 to $0.4 million during the 28-week period ended July 11, 2015. Excluding the impact of non-cash LIFO expense, cost of goods sold as a percentage of inside sales was 67.3% and 67.2%, respectively, during the 28-week periods ended July 11, 2015 and July 12, 2014.

As a percentage of net sales, distribution costs remained relatively consistent during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014. Distribution costs were negatively impacted by a $1.9 million increase in self-insured workers’ compensation expense related to our warehouse and distribution associates. This increase was driven largely by assumption changes in the most recent actuarial valuation of claims reserves, including the estimated future costs to settle currently outstanding claims. We are currently reviewing our internal operating policies and the actuarial assumptions utilized in the claims reserves determination, and do not anticipate similar expense increases in future periods. The increase in workers’ compensation expense was offset by $1.6 million of savings associated with the amendment of certain operating terms of a supply agreement with C&S effective April 1, 2015. This amount recorded in distribution costs is in addition to $0.4 million of savings classified in cost of goods sold related to the amended terms.

Operating Expenses

The following table includes a comparison of operating expenses for the 28-week periods ended July 11, 2015 and July 12, 2014.

(Dollars in thousands)

	28-week period ended July 11, 2015	% of Net Sales	28-week period ended July 12, 2014	% of Net Sales	$ Change	% Change
Wages, salaries and benefits	$192,227	14.7%	$187,200	13.8%	$5,027	2.7%
Selling and general expenses	64,350	4.9%	69,467	5.1%	(5,117)	(7.4)%
Administrative expenses	41,002	3.1%	34,983	2.6%	6,019	17.2%
Rent expense, net	14,571	1.1%	14,273	1.1%	298	2.1%
Depreciation and amortization	33,172	2.5%	31,467	2.3%	1,705	5.4%
Advertising	11,689	0.9%	11,762	0.9%	(73)	(0.6)%
Gain on sale of assets	(11,014)	(0.8)%	—	N/A	(11,014)	N/A

Total	$345,997	26.4%	$349,152	25.8%	$(3,155)	(0.9)%

Wages, Salaries and Benefits

The increase in wages, salaries and benefits as a percentage of net sales during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014 reflects a $0.75 per hour minimum wage increase in New York State effective January 1, 2015. Additionally, we experienced a $1.4 million increase in bonus expense due to improved performance against bonus metrics, in part due to higher budget metrics in the 2014 period that resulted in only $1.0 million of bonus expense recognition. In connection with the January 2015 closure of 27 in-store pharmacies, we incurred $1.0 million of non-recurring severance costs. Also, our pension contributions increased $0.9 million as prescribed by our collective bargaining agreements, and medical costs associated with non-union supermarket associates increased $0.8 million.

Selling and General Expenses

The decrease in selling and general expenses as a percentage of net sales during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014 is largely the result of a $5.1 million decrease in utility costs attributable to lower electricity commodity costs.

Administrative Expenses

Administrative expenses increased $6.0 million during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014 due to a $3.2 million increase in bonus expense reflecting improved performance against budget metrics, in part due to a higher budget metric in the 2014 period that resulted in no bonus expense recognition. In addition, the increase reflects normal wage adjustments and increased associate healthcare costs.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014.

Depreciation and Amortization

Depreciation and amortization remained relatively consistent during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014.

Advertising

Advertising remained relatively consistent during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014.

Gain on Sale of Assets

During January 2015, we sold pharmacy scripts and inventory related to 27 of our in-store pharmacy locations for cash proceeds of $14.9 million. These pharmacies were then closed. A resulting gain on sale of assets of $11.0 million, net of the carrying value of sold inventory of $3.2 million and direct selling expenses of $0.7 million, was recognized in the condensed consolidated statement of comprehensive loss for the 28-week period ended July 11, 2015.

Loss on debt extinguishment

During June 2015, we satisfied and discharged our obligations under our 2017 Notes and redeemed $60.0 million of our 2018 Notes. In connection with these financing activities, we recorded a $34.5 million loss on debt extinguishment during the 28-week period ended July 11, 2015. See Note 6 to our condensed consolidated financial statements in Item 1 of this 10-Q for further details.

Interest Expense, Net

Interest expense remained relatively consistent during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014.

Income Tax (Expense) Benefit

Based on an assessment of positive and negative evidence regarding the realization of our deferred tax assets, we continue to maintain a full valuation allowance against total net deferred tax assets, and consequently, we recognized no income tax benefit during the 28-week period ended July 11, 2015. The income tax expense recognized for the 28-week period ended July 11, 2015 primarily reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities. The effective tax rate would have been 39.1% without the establishment of the valuation allowance.

The income tax benefit recognized for the 28-week period ended July 12, 2014 primarily reflects the loss before income taxes, net of the establishment of valuation allowance against deferred tax assets, primarily reflecting the recognition of valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities. The overall effective tax rate was 29.9%. The effective tax rate would have been 41.6% without the impact of the valuation allowance establishment.

Net Loss

Our net loss increased $33.1 million during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash are cash flows generated from our operations and borrowings under our 2017 ABL Facility. Our 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for future upsizing with up to $50.0 million of incremental commitments if certain conditions are met. As of July 11, 2015, the unused availability under our 2017 ABL Facility was $58.0 million, after giving effect to the borrowing base calculation, $23.9 million of letters of credit outstanding and $27.5 million of borrowings outstanding. We expect that cash generated from operations and borrowing capacity under our 2017 ABL Facility will permit us to fund our debt service requirements, investments in working capital, capital expenditures, acquisitions and other cash requirements for at least the next twelve months. We do not expect to make dividends of significant size in the near future; however, we may pay dividends to our stockholders from time to time. Our financial flexibility will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control. Although unforeseen, if faced with the need to increase liquidity, we could readily respond through the control of variable operating expenses (for example, by adjusting employment levels) and through the scale back of planned capital expenditure and acquisition activities.

On June 10, 2015, Holding I and Tops Markets II Corporation issued $560.0 million in aggregate principal amount of 2022 Notes, bearing annual interest of 8.00%. The proceeds from the 2022 Notes were used to fund a tender offer for, and redeem the balance of, the previously outstanding $460.0 million of 2017 Notes and to fund a partial tender offer for $60.0 million of the $150.0 million outstanding of the 2018 Notes, including tender and redemption premiums of $23.0 million and $1.2 million, respectively, which have been recorded within loss on debt extinguishment in the condensed consolidated statements of comprehensive loss during the 12-week and 28-week periods ended July 11, 2015. The proceeds were also used to pay accrued and unpaid interest related to the tendered and redeemed notes and fees and expenses related to the issuance of the 2022 Notes. See Note 6 to our condensed consolidated financial statements of Item 1 in this 10-Q.

During January 2015, we sold pharmacy scripts and inventory related to 27 of our in-store pharmacies for cash proceeds of $14.9 million. These pharmacies were then closed.

On December 1, 2013, the Management Purchase was consummated. Of the total cash consideration of $20.9 million, $4.3 million was funded through the use of available Company cash. Additionally, we incurred $15.8 million of transaction costs, of which $0.6 million were paid as of December 28, 2013, with $15.2 million paid during the 28-week period ended July 12, 2014.

On December 15, 2015, semi-annual cash interest payments totaling $26.8 million are payable related to our 2022 Notes and 2018 Notes. We expect these payments will be funded through cash from operations and borrowings under our 2017 ABL Facility. No principal amounts are payable related to these notes until their respective maturities on June 15, 2022 and June 15, 2018.

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	28-week periods ended
	July 11, 2015	July 12, 2014
Cash provided by (used in):
Operating activities	$43,506	$27,190
Investing activities	(10,588)	(21,162)
Financing activities	(24,561)	(4,455)

Cash provided by operating activities for the 28-week period ended July 11, 2015 increased $16.3 million compared with the 28-week period ended July 12, 2014. This increase was primarily attributable to $15.2 million of transaction fees related to the Management Purchase that were paid during the 28-week period ended July 12, 2014 and improved cash earnings.

Cash used in investing activities decreased $10.6 million during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014 primarily due to net cash proceeds of $11.3 million from the sale of pharmacy scripts during January 2015. We expect to invest $30 million to $40 million in capital expenditures during Fiscal 2015, primarily related to new supermarket locations, remodels and maintenance activities. We expect to fund these capital expenditures primarily with cash from operations.

Cash used in financing activities increased $20.1 million during the 28-week period ended July 11, 2015 compared with the 28-week period ended July 12, 2014. The increase reflects a $19.7 million increase in 2017 ABL Facility net repayments from $4.8 million during the 28-week period ended July 12, 2014 to $24.5 million during the 28-week period ended July 11, 2015. Partially offsetting this impact were cash flows related to the June 2015 refinancing activities, including the proceeds from the 2022 Notes of $560.0 million, the tender offer for, and redemption of the balance of, the previously outstanding 2017 Notes and partial tender offer for of the 2018 Notes, and fees and expenses incurred related to the 2022 Notes issuance. The 28-week period ended July 12, 2014 includes $12.8 million of cash proceeds from the sale of three supermarket locations as part of sale-leaseback financing transactions.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One. The Local One plan generally provides retirement benefits to participants based on their service to contributing employers. We are contingently liable for withdrawal liability in the event that we withdraw from the Local One plan. The actuary for the Local One plan has estimated that, as of December 31, 2013, our withdrawal liability would have been approximately $334.3 million in the event of our complete withdrawal from the Local One plan during 2014. We have not yet received an estimate for a complete withdrawal occurring in 2015. In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements. We have no intention to withdraw from the Local One plan. During the 28-week periods ended July 11, 2015 and July 12, 2014, we made contributions of $6.6 million and $5.7 million, respectively, to this plan. We are required to increase our annual contributions to the Local One plan pursuant to our current collective bargaining agreements and the Local One plan’s current rehabilitation plan.

As a result of our acquisition of Erie Logistics from C&S in December 2013, we are obligated to contribute to the New York State Teamsters Conference Pension and Retirement Fund. During the 28-week periods ended July 11, 2015 and July 12, 2014, our required contributions to the Fund were $2.7 million and $2.3 million, respectively.

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

On May 27, 2014, the Fund provided notice to Erie Logistics and C&S of its determination that Erie Logistics’ incurred employer withdrawal liability as a result of the acquisition. The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months. If it were ultimately determined that Erie Logistics incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability. Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S. Although we are vigorously contesting the withdrawal determination, during the pendency of the proceeding to contest such determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014. These monthly conditional payments of withdrawal liability, totaling $3.8 million during the 28-week period ended July 11, 2015, are in addition to pension contributions the Company has tendered which the Fund has rejected and returned, as discussed in Note 10 to our condensed consolidated financial statements included in Item 1 of this 10-Q.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at July 11, 2015 consisted of operating leases and any potential withdrawal liability obligations under our multi-employer pension plans. We are not a party to any other off-balance sheet arrangements, that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Refer to Holding II’s audited consolidated financial statements as of December 27, 2014 included in our Annual Report on Form 10-K for a description of certain critical accounting policies, including those related to vendor allowances, inventory valuation, valuation of tradename, valuation of long-lived assets, acquisition accounting, leases, self-insurance programs and income taxes.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of July 11, 2015, we did not have any outstanding interest rate swaps.

The table below provides information about our outstanding debt as of July 11, 2015. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital lease obligations. Interest rates reflect the weighted average rates for the outstanding instruments. The Fair Value column includes the fair value of our debt instruments as of July 11, 2015. Refer to Note 1 of our condensed consolidated financial statements in Item 1 of this 10-Q for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Fair Value
Debt
Fixed rate	$1,002	$2,076	$681	$90,036	$37	$560,400	$653,057
Average interest rate	4.6%	4.6%	4.7%	8.7%	4.0%	8.0%

Variable rate	$—	$—	$27,500	$—	$—	$—	$27,500
Average interest rate	N/A	N/A	2.3%	N/A	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of July 11, 2015, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of July 11, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the 28-week period ended July 11, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit No.

4.1	Indenture, dated as of June 10, 2015, by and among Tops Holding LLC, Tops Markets II Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee and Collateral Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 11, 2015, and incorporated herein by reference).

4.2	The Security Agreement, dated June 10, 2015, among Tops Holding LLC, Tops Markets II Corporation, the Guarantors named therein and U.S. Bank National Association, as collateral agent (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 11, 2015, and incorporated herein by reference).

4.3	Joinder Agreement, dated June 10, 2015, among Bank of America, N.A., as agent under the Amended and Restated Credit Agreement, U.S. Bank National Association, as Collateral Agent, and acknowledged by Tops Holding LLC, Tops Markets II Corporation and the other persons signatory thereto (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on June 11, 2015, and incorporated herein by reference).

4.4	Trademark Security Agreement, dated June 10, 2015, among Tops Markets, LLC, Tops PT, LLC and U.S. Bank National Association, as collateral agent (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on June 11, 2015, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPS HOLDING II CORPORATION

By:	/s/ David Langless
David Langless
Senior Vice President and Chief Financial Officer
August 19, 2015