Form 10-K
period 2016-01-02
TOPS HOLDING II CORP
filed 2016-03-23
CIK 1584701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 2, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 23, 2016, 126,559 shares of common stock of the registrant were outstanding.

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

Forward-Looking Statements

This 10-K includes forward‑looking statements, which are generally statements about future events, plans, objectives and performance.  Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward‑looking statements.  Forward‑looking statements reflect our current expectations, based on currently available information, and are not guarantees.  Although we believe that the expectations reflected in such forward‑looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict.  Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  Important factors relating to these risks and uncertainties include, but are not limited to, the following:

•	current economic conditions and the impact on consumer demand and spending and our pricing strategy;
•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;
•	our ability to effectively increase or maintain our profit margins;
•	the success of our store acquisition, construction and remodel programs;
•	fluctuations in utility, fuel and commodity prices, which could impact consumer spending and buying habits and the cost of doing business;
•	risks inherent in our fuel station operations;
•	our exposure to local economies and other adverse conditions due to our geographic concentration;
•	risks of natural disasters and severe weather conditions;
•	supply problems with our suppliers and vendors;
•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;
•	increased operating costs resulting from increases in the minimum wage, rising employee benefit costs or pension funding obligations;
•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;
•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;
•	estimates of the amount and timing of payments under our self-insurance policies;
•	risks of liability under environmental laws and regulations;
•	our ability to maintain and improve our information technology systems;
•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;
•	threats or potential threats to security;
•	our ability to retain key personnel;
•	risks of data security breaches or losses of confidential customer information;
•	risks relating to our substantial indebtedness;
•	claims or legal proceedings against us; and
•	other factors discussed under “Risk Factors” and elsewhere in this 10-K.

We caution that investors should not place undue reliance on forward‑looking statements, which speak only as of the date on which they are made.  We disclaim any intention, obligation or duty to update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS

The Company is a leading supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont.  Tops Holding II Corporation was incorporated on May 7, 2013.  Introduced in 1962, the Company’s Tops brand is widely recognized as a strong retail supermarket brand name in the Company’s market area, supported by strong customer loyalty and attractive supermarket locations. As of January 2, 2016, the Company operated 163 full-service supermarkets, 162 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.  The Company is headquartered in Williamsville, New York.

The Company’s revenues are earned and cash is generated as products are sold to customers at its supermarkets and fuel locations.  The Company earns income predominantly by selling products at prices in excess of its costs to make these products available to its customers.  These costs include procurement and distribution costs, facility occupancy and operational costs and overhead expenses.

EMPLOYEES

The Company employs approximately 14,800 associates.  Approximately 83% of these associates are members of United Food and Commercial Workers (“UFCW”) District Union Local One (“Local One”), or two other UFCW unions.  Approximately 5% of these associates are members of Teamsters Local 264, who work in our western New York (“WNY”) warehouse and distribution facilities.  All other associates are non-union.  The Company is a party to five collective bargaining agreements with Local One expiring between April 2017 and October 2018.  The Company has two non-Local One UFCW collective bargaining agreements that expire in April 2016 and February 2018.  The Company is also a party to three collective bargaining agreements with Teamsters Local 264 expiring in August 2019.

STORE PROFILE AND LOCATION

As of January 2, 2016, the Company operated 163 supermarkets with an additional five supermarkets operated by franchisees.

Substantially all of the Company’s supermarkets are either freestanding or located in small neighborhood shopping centers.  The Company believes that its supermarkets are strategically positioned and clustered in an efficient and targeted manner, focusing on key regions in Upstate New York and Northern Pennsylvania.

The Company’s corporate supermarkets are located in the following markets:

Number
Market	of Stores
Buffalo, NY	57
Syracuse / Mid State, NY	46
Rochester, NY	27
Northeastern NY / Vermont	16
Northern Pennsylvania	17
Total supermarkets	163

The Company has a variety of supermarket sizes that are tailored to the specific needs of the local communities in which the Company operates. The majority of supermarkets are open 24 hours a day, 7 days a week.  The following summarizes the number of supermarkets by size categories:

Number
Square Feet	of Stores
75,000 and above	19
50,000 to 74,999	41
25,000 to 49,999	60
Under 25,000	43
Total	163

The Company will continue to look for opportunities to further optimize its store profile. This could involve, among other things, acquisitions, disposals, or closings of stores and other restructuring initiatives.

COMPETITION

The supermarket industry is highly competitive.  The Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug chains, national general merchandisers and discount retailers, membership clubs, warehouse stores, “big box” retailers and independent and specialty grocers.  We compete on the basis of location, quality of products, service, price, product variety and store conditions and face pressure from existing competitors and the threatened entry of new competitors.  Some of the Company’s larger national competitors may have an advantage through stronger buying power and greater capital resources.

SEGMENTS

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli, prepared foods and bakery goods.  The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers.  As of January 2, 2016, 51 corporate supermarkets offered pharmacy services and 52 corporate fuel stations were in operation.  The Company’s retail operations, which represent substantially all of its consolidated sales, earnings and total assets, are its only operating segment and reportable segment.

MERCHANDISING

The Company’s supermarkets offer a wide variety of high quality nationally advertised food and non-food products, local specialties and quality private label items.  In addition, the Company offers services such as full-service in-store butchers, home meal replacement items, delicatessens, bakeries, organic products, floral departments, greeting cards and a wide variety of health and beauty care items.  The Company’s merchandising strategy has created strong brand recognition in the markets in which we operate.  The Company positions Tops supermarkets as “one-stop shops,” including such services as pharmacies, Tops branded fuel stations and in-store banking.  The Company is the only conventional supermarket chain to offer fuel in the Buffalo and Rochester markets.  Additionally, the Company drives customer loyalty through successful loyalty card programs.  These programs provide loyalty incentives through price discounts and special promotions, including discounts on fuel prices at the Company’s fuel stations.  These loyalty card programs also provide the Company with valuable data used to identify customer shopping patterns, preferences and demographics, and to optimize merchandising and inventory management.

SOURCES OF SUPPLY

For the period from December 28, 2014 to January 2, 2016 (“Fiscal 2015”), approximately 64% of the Company’s products were procured by C&S Wholesale Grocers, Inc. (“C&S”).  Although there are a limited number of companies that can procure products for its supermarkets, the Company believes that other companies could procure similar products on comparable terms, or, alternatively, the Company could self-procure.

Effective December 22, 2013, in connection with its purchase of all the membership interests of Erie Logistics and certain other assets from C&S, the Company modified its existing agreement with C&S whereby the Company resumed warehousing and transportation functions for the WNY warehouses, while C&S continues to provide procurement and purchasing services in support of the majority of the Company’s supply chain.  This modified agreement sets out the parties' respective responsibilities for the procurement and purchase of merchandise intended for use or resale in the majority of the Company’s supermarkets.  In consideration for the services it provides under this agreement, C&S is paid a fee based on all merchandise purchased by the Company from C&S through the WNY warehouses, with C&S also having incentive income opportunities.  As of April 1, 2015, the Company and C&S agreed in principal to amend certain operating terms of this agreement and extend the term through April 1, 2020.

On September 24, 2012, the Company entered into a separate agreement with C&S to provide warehousing, transportation, procurement and purchasing services in support of the 21 supermarkets acquired from GU Markets in October 2012.  This agreement expires on September 23, 2022.

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

Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination, and also impose liability for any related damages to natural resources.  In addition, under CERCLA and similar state laws, as a person who arranges for the transportation, treatment or disposal of regulated materials, the Company also may be subject to similar liability at sites where such regulated materials come to be located.  The Company may also be subject to third‑party claims alleging property damage and/or personal injury in connection with releases of or exposure to regulated materials at, from or in the vicinity of current or formerly owned or operated properties or off-site waste disposal sites.

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

The retail food business is sensitive to general economic conditions.  Recessionary economic cycles, increases in interest rates, higher prices for commodities, fuel and other energy, inflation, high levels of unemployment and consumer debt, high tax rates and other economic factors that affect consumer spending or buying habits may make consumers more cautious and have a material adverse effect on the demand for products we sell in our supermarkets.  This may lead to reduced consumer spending, to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery items.  Food deflation could reduce sales growth, while food inflation, combined with reduced consumer spending, could reduce gross profit margins.

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

Crude oil and domestic wholesale petroleum markets are volatile.  General political conditions, acts of war or terrorism, instability in oil producing regions, availability of supply and disasters could significantly impact crude oil supplies and wholesale petroleum costs.  Significant increases or volatility in wholesale petroleum costs could result in significant increases in our retail price of fuel and could have an adverse effect on our total fuel sales (both in terms of dollars and gallons sold), the profitability of fuel sales and our plans to develop additional fuel centers.  Retail gas price volatility could also diminish customer fuel purchases and reduce customer traffic at our supermarkets.

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

Our largest operating costs are attributable to labor costs and, therefore, our financial performance is greatly influenced by increases in wage and benefit costs, including pension and health care costs, a competitive labor market and the risk of labor disruption of our unionized work force.  Approximately 88% of our associates are represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiation.  Any labor cost increases or prolonged labor disputes with unionized employees could disrupt our operations and have a material adverse effect on our business.

We are currently required to contribute to an underfunded multiemployer pension plan for our employees and our contribution levels under the plan may increase.

Based on information provided to us, the pension plan for our supermarket employees represented by UFCW and Local One is in critical status.  As a result, we have agreed to comply with the rehabilitation plan adopted by the trustees of this plan that has required annual increases in contribution rates.  The rehabilitation plan may be insufficient to remove the plan from critical status and contribution increases greater than those set forth in the rehabilitation plan may be required in the future.  Factors that could result in increased contribution levels under this plan in the future include the outcome of collective bargaining with the unions, government regulations, actions taken by trustees who manage this plan, the investment return on plan assets, interest rates, mortality tables and the impact of any withdrawals from the plan by other participating employers.

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

Although we have no intention to withdraw from the Local One plan, if we did withdraw, there is a risk that our complete withdrawal could be considered a mass withdrawal, in which case our aggregate withdrawal liability obligations could be even higher.  Adverse changes to pension laws and regulations could exacerbate the risks associated with our participation in the Local One plan.

A determination that there has been a withdrawal from the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”), or that the Company has violated the collective bargaining agreements with Teamsters Local 264 by failing to participate in the Fund, could result in significant financial exposure to us.

On December 22, 2013, Tops Markets acquired all of the membership interests of Erie Logistics and certain other assets from C&S.  Erie Logistics operates the Company’s warehouse distribution facilities located in Lancaster and Cheektowaga, New York and employs the warehouse and driver personnel at such facilities, all of whom are represented by Teamsters Local 264.  Under prior supply agreements with Tops Markets, C&S, through Erie Logistics, had operated the facilities since 2002.

In late January 2014, the Company received notice that the Fund had suspended Erie Logistics as a participating employer pending the Fund’s investigation into the acquisition of Erie Logistics from C&S.  This suspension was retroactive to the effective date of the acquisition.  During this “suspension” and thereafter through the date of this 10-K, Erie Logistics has elected to continue to make contributions to the Fund in accordance with the terms set forth in the collective bargaining agreements with Teamsters Local 264.  The Fund has rejected and returned these contributions to date.  During Fiscal 2015 and Fiscal 2014, these rejected contributions totaled $4.8 million and $4.2 million, respectively.  On May 27, 2014, the Fund provided Erie Logistics and C&S with its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition.  The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund.  The Company is vigorously contesting this determination, through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable.  If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for the liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  The monthly conditional payments of withdrawal liability are in addition to pension contributions the Company has elected to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept.

Assuming that we are successful in our pending arbitration regarding the Fund’s withdrawal determination, based on information provided to us, the Fund would still be in critical status.  Any rehabilitation plan that may be adopted may be insufficient to remove the Fund from critical status, and increases in the amount of the Company’s contributions to the Fund may be required in the future.  Factors that could result in increased contribution levels to the Fund in the future include the outcome of collective bargaining with the unions, government regulations, actions taken by trustees who manage the Fund, the investment return on plan assets, interest rates, mortality tables and the impact of any withdrawals from the Fund by other participating employers.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements by reason of the Company’s failure to participate in the Fund.  We are vigorously contesting this grievance.  An adverse disposition of this grievance could have a significant adverse impact on the Company.

Our substantial indebtedness could materially adversely affect our financial health and our business flexibility.

As of January 2, 2016, we had $835.1 million of indebtedness outstanding (inclusive of $151.7 million of capital lease obligations), and $40.8 million of unused availability under our current asset-based revolving credit facility (“2017 ABL Facility”), after giving effect to $23.8 million of letters of credit outstanding thereunder.  Our substantial indebtedness has important consequences for our business. For example, it could:

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

We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, food safety, work place safety, public health, community right-to-know, alcoholic beverage sales, tobacco sales and pharmaceutical sales.  New York, Pennsylvania and Vermont and several local jurisdictions regulate some of the products and services offered within our supermarkets, including alcoholic beverages.  The production and sale of milk, including the price of raw milk, is regulated through federal market orders and price support programs.  We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, health care, disabled access and work permit requirements.  A number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons.  Compliance with, or changes in, these laws or new laws could require significant capital expenditures, impact our remodel plans and otherwise materially adversely affect our business.

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

Our operations, including our fuel station activities, are subject to various laws and regulations relating to the protection of the environment, including those governing the storage, management, disposal and cleanup of hazardous materials.  Some environmental laws, such as CERCLA and similar state statutes, impose strict, and under certain circumstances joint and several, liability for costs to remediate a contaminated site, and also impose liability for damages to natural resources.  Third-party claims in connection with releases of or exposure to hazardous materials relating to our current or former properties or third-party waste disposal sites can also arise.  In addition, the presence of contamination at any of our properties could impair our ability to sell or lease the contaminated properties or to borrow money using any of these properties as collateral.  The costs and liabilities associated with any such contamination could be substantial, and could have a material adverse effect on our business.

Refined petroleum products are stored in underground storage tanks at our Lancaster, New York warehouse and at some of our retail locations.  Compressed natural gas facilities were also recently installed at our Lancaster, New York facility.  Our operations are subject to hazards and risks related to this storage, including fires, explosion, spills, clean-up obligations, personal injury or wrongful death claims, property damage and potential fines and penalties.  To the extent insurance is available, there is no assurance it will be adequate to fully compensate us for any liability.  The occurrence of a significant event that is not fully insured could have a material adverse effect on our business.

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

Our success is largely dependent on the efforts and skills of our senior management team and other key managers.  The loss of the services of one or more of these persons could have a material adverse effect on our business.  In addition, we compete with other potential employers for employees, and we may not succeed in hiring or retaining the executives and other employees that we need.  Our inability to hire or retain key personnel could also have a material adverse effect on our business.

Litigation may materially adversely affect our businesses.

Our operations are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections.  These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies in many other industries.  Consequently, we may be a party to individual personal injury, bad fuel, food safety, products liability and other legal actions in the ordinary course of our business, including litigation arising from food-related illness.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend litigation may be significant.  There may also be adverse publicity associated with litigation that may decrease consumer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of January 2, 2016, the Company operated 163 supermarkets with an additional five supermarkets operated by franchisees.  The Company leased 156 and owned seven of the operated supermarkets.

OWNED PROPERTIES

As of January 2, 2016, the Company owned four supermarkets in New York and three supermarkets in Pennsylvania.  Refer to Note 8 to the consolidated financial statements contained in Item 8 of this 10-K for information regarding major encumbrances on the Company’s owned properties.

LEASED PROPERTIES

The Company leases most of its supermarkets, which is typical of companies in the retail industry.  The Company believes its longstanding presence in many of its locations provides it with the advantage of relatively low rents.  The average remaining term on the Company’s leases, including options to renew, is 28 years.

The Company entered into an arrangement with the Town of Lancaster Industrial Development Agency (the “IDA”), relating to the Company’s warehouse and distribution facility in Lancaster, New York, to effectively maintain its ownership of this facility in a tax efficient manner.  Under this arrangement, the facility was conveyed to the IDA and leased back to the Company pursuant to a lease agreement, which was recently extended to December 31, 2022.  The lease agreement provides that, upon its termination for any reason, title to the facility will be conveyed back to the Company in exchange for $1.00 plus any outstanding amounts due and payable under the lease agreement. The lease agreement requires the Company to make a series of payments to the IDA, which are payments in lieu of taxes (also known as PILOT payments) and essentially become rent payments.  The facility consists of a food distribution warehouse with refrigerated areas and ancillary buildings and comprises 906,600 square feet.

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

The Company is subject to various claims and legal proceedings that arise in the ordinary course of business. While the outcome of these claims and proceedings cannot be predicted with certainty, management does not believe that the outcome of any of these claims and proceedings will have a material effect on our results of operations, financial position or cash flows.

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

The following table sets forth our selected historical consolidated financial and operating data. The selected historical consolidated financial and operating data as of January 2, 2016 and December 27, 2014 and for Fiscal 2015, the period from December 29, 2013 to December 27, 2014 (“Fiscal 2014”), the period from December 1, 2013 to December 28, 2013 (“Fiscal 2013 Successor Period”) and the period from December 30, 2012 to November 30, 2013 (“Fiscal 2013 Predecessor Period”) has been derived from our audited consolidated financial statements prepared in accordance with GAAP that are included in Item 8 of Part II of this 10-K.  The selected historical consolidated financial and operating data as of December 28, 2013, December 29, 2012 and December 31, 2011 and for Fiscal 2012 and Fiscal 2011 has been derived from our audited consolidated financial statements prepared in accordance with GAAP that are not included in this 10-K.  The historical results of Tops Holding LLC and its subsidiaries have been consolidated with those of Holding II as if Holding II were in existence for all periods presented.

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this 10-K.

(Dollars in thousands, except average weekly same store sales per supermarket)

	Successor Period			Predecessor Period
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2015	2014	2013	2013	2012	2011
	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)	(52 weeks)	(52 weeks)
Statements of Comprehensive (Loss) Income Data:
Inside sales	$2,314,012	$2,283,973	$180,890	$2,080,938	$2,146,524	$2,151,299
Fuel sales	157,937	224,342	16,433	202,578	218,815	204,193
Net sales	2,471,949	2,508,315	197,323	2,283,516	2,365,339	2,355,492
Operating income	58,369	60,754	3,378	39,512	68,556	68,825
Net (loss) income	(62,243)	(14,667)	(1,882)	(26,579)	(22,950)	5,832
Balance Sheet Data:
Total assets	$1,029,654	$1,033,894	$1,046,036	N/A	$661,093	$634,140
Long-term liabilities; including obligations under capital lease lease and financing obligations	912,868	864,930	838,455	N/A	674,537	530,184
Total shareholders’ (deficit) equity	(72,424)	(9,767)	19,027	N/A	(183,272)	(59,464)
Supermarket Operating Data:
Number of supermarkets at end of fiscal period	163	158	155	155	149	125
Average weekly same store sales per supermarket (1) (3)	$274,403	$282,983	$300,665	$317,949	$325,897	$325,739
Same store sales (decrease) increase (1) (2)	(0.3)%	(0.3)%	(0.5)%	(0.7)%	(0.7)%	1.4%
Number of fuel stations at end of fiscal period	52	51	47	46	43	38
Motor fuel gallons sold (in thousands)	71,797	69,495	5,222	60,743	63,438	61,180
Other Financial Data:
Net cash provided by (used in):
Operating activities	$54,594	$38,127	$(379)	$60,049	$87,007	$68,651
Investing activities	(29,983)	(38,910)	(6,234)	(53,932)	(67,054)	(45,209)
Financing activities	(15,370)	(2,814)	11,377	(13,390)	(6,712)	(21,680)
Total depreciation and amortization	76,315	69,177	5,010	64,975	67,802	67,053
Capital expenditures	37,680	38,910	6,234	47,937	37,565	45,575

(1)

We define “same store sales” as inside sales (net sales excluding fuel sales), excluding franchise revenue, for “same stores.”  We include a supermarket in “same stores” after its thirteenth full four-week period of operation.

(2)	To calculate the same store sales change for Fiscal 2015, we have used the most comparable 52-week periods. When comparing Fiscal 2015 to Fiscal 2014, we have excluded the 53rd week of Fiscal 2015.
(3)

The decrease in average weekly same store sales per supermarket in Fiscal 2015 is due to new supermarkets that became same stores during Fiscal 2015, which were generally smaller in size and have lower average sales volumes.  The decrease in average weekly same store sales per supermarket in Fiscal 2014 and the Fiscal 2013 Successor and Predecessor periods is due to supermarkets acquired in October 2012 from GU Markets, which are generally much smaller in size and have lower average sales volumes.  These supermarkets became same stores late during the Fiscal 2013 Predecessor Period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes and other financial information appearing elsewhere in this 10-K.

COMPANY OVERVIEW

We are a leading supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont.  Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our market area, supported by strong customer loyalty and attractive supermarket locations.  As of January 2, 2016, we operated 163 full-service supermarkets, 162 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.

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

The period from December 28, 2014 to January 2, 2016 (“Fiscal 2015”) included 53 weeks.  The period from December 29, 2013 to December 27, 2014 (“Fiscal 2014”) included 52 weeks.  The period from December 1, 2013 to December 28, 2013 (“Fiscal 2013 Successor Period”) included four weeks.  The period from December 30, 2012 to November 30, 2013 (“Fiscal 2013 Predecessor Period”) included 48 weeks.  In this discussion, we refer to the combined Fiscal 2013 Successor Period and Fiscal 2013 Predecessor Period as “Fiscal 2013.”

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

2014 Dividends

On March 31, 2014 and June 30, 2014, we paid dividends of $2.4 million and $2.3 million, respectively, to Tops MBO Co to fund the quarterly principal and interest payments under the $12.3 million term loan that Tops MBO Co entered into on November 29, 2013 (“MBO Co Loan”).  On September 25, 2014, we paid a dividend of $7.9 million to Tops MBO Co to fund the repayment of the remaining principal balance and accrued and unpaid interest on the MBO Co Loan.

2015 Sale of Pharmacy Assets

During January 2015, we sold pharmacy scripts and inventory related to 27 of our in-store pharmacy locations, which resulted in a gain on sale of assets of $11.0 million in the consolidated statement of comprehensive loss during Fiscal 2015.

June 2015 Refinancing

On June 10, 2015, Tops Holding LLC (“Holding I”) and Tops Markets II Corporation issued $560.0 million in aggregate principal amount of senior secured notes due 2022 (the “2022 Notes”), bearing annual interest at a rate of 8.00%.  The proceeds from the 2022 Notes were used to fund a tender offer for, and redeem the balance of, the previously outstanding $460.0 million of 8.875% senior secured notes due 2017 (the “2017 Notes”) and to fund a partial tender offer for $60.0 million of the $150.0 million outstanding 8.750%/9.500% senior notes due 2018 (the “2018 Notes”), including tender and redemption premiums of $23.0 million and $1.2 million, respectively, which have been recorded within loss on debt extinguishment in the consolidated statement of comprehensive loss during Fiscal 2015.  The proceeds were also used to pay accrued and unpaid interest related to the tendered and redeemed 2017 Notes and 2018 Notes and fees and expenses related to the issuance of the 2022 Notes.

RESULTS OF OPERATIONS

Fiscal 2015 Compared with Fiscal 2014

Summary

The results of operations during Fiscal 2015 compared with Fiscal 2014 were impacted by the January 2015 sale of inventory and pharmacy scripts related to 27 in-store pharmacies and closure of these pharmacies, and the additional week (a 53rd week) in Fiscal 2015.  Despite a 31.9% decrease in the average retail price of fuel, related profitability improved.  In addition, we benefited from $5.6 million of savings associated with the amendment of certain operating terms of our agreement with C&S, which was effective April 1, 2015.  Our operating expenses were impacted by higher labor costs reflecting an increase in the New York State minimum wage rate, an increase in bonus expense due to improved performance against bonus metrics and $4.6 million of legal and professional fees during Fiscal 2015 related to the arbitration with the New York State Teamsters Conference Pension and Retirement Fund.  These operating expense increases were partially offset by a decline in utility commodity rates.  The sale of pharmacy scripts in January 2015 resulted in an $11.0 million gain, partially offset by $1.0 million of non-recurring severance costs associated with the pharmacy closures.

Net Sales

The following table includes the components of our net sales for Fiscal 2015 and Fiscal 2014.

(Dollars in thousands)

	Fiscal 2015	Fiscal 2014
	(53 weeks)	(52 weeks)	$ Change	% Change
Inside sales	$2,314,012	$2,283,973	$30,039	1.3%
Fuel sales	157,937	224,342	(66,405)	(29.6)%
Net sales	$2,471,949	$2,508,315	$(36,366)	(1.4)%

Inside sales increased $30.0 million, or 1.3% during Fiscal 2015 compared with Fiscal 2014, due to $43.4 million of sales related to the additional week in Fiscal 2015, combined with the $28.3 million incremental contribution of eight acquired and new supermarkets opened since June 2014.  This increase was partially offset by a $33.3 million reduction in pharmacy sales attributable to the closure of 27 in-store pharmacies during January 2015.  Same store sales decreased 0.3%.  Same store sales is inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.  Sales related to the 27 closed in-store pharmacies have been excluded from both Fiscal 2015 and Fiscal 2014 for purposes of calculating same store sales.

Fuel sales decreased during Fiscal 2015 compared with Fiscal 2014 due to a 31.9% decrease in the average retail price per gallon, net of applicable discounts, slightly offset by a 3.3% increase in gallons sold, primarily due to the additional week in Fiscal 2015 and the addition of five new fuel stations since February 2014.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for Fiscal 2015 and Fiscal 2014.

(Dollars in thousands)

	Fiscal 2015	% of	Fiscal 2014	% of
	(53 weeks)	Net Sales	(52 weeks)	Net Sales	$ Change	% Change
Cost of goods sold	$(1,698,813)	68.7%	$(1,751,793)	69.8%	$52,980	(3.0)%
Distribution costs	(44,847)	1.8%	(50,005)	2.0%	5,158	(10.3)%
Gross profit	$728,289	29.5%	$706,517	28.2%	$21,772	3.1%

As a percentage of net sales, cost of goods sold decreased during Fiscal 2015 compared with Fiscal 2014 due to an improvement in profitability on fuel sales, combined with a shift in product mix given the smaller proportion of relatively lower margin fuel sales.  Non-cash LIFO inventory valuation adjustments improved from $2.7 million of expense during Fiscal 2014 to income of $0.2 million during Fiscal 2015.  Excluding the impact of non-cash LIFO adjustments, cost of goods sold as a percentage of inside sales was 67.4% and 67.5%, respectively, during Fiscal 2015 and Fiscal 2014.

Distribution costs were positively impacted by $4.5 million of savings associated with the amendment of certain operating terms of our agreement with C&S effective April 1, 2015.  This amount recorded in distribution costs is in addition to $1.1 million of savings classified in cost of goods sold related to the amended terms.  This decrease was partially offset by a $1.4 million increase in self-insured workers’ compensation expense related to our warehouse and distribution associates driven largely by assumption changes in the most recent actuarial valuation of claims reserves, including the estimated future costs to settle currently outstanding claims.

Operating Expenses

The following table includes a comparison of operating expenses for Fiscal 2015 and Fiscal 2014.

(Dollars in thousands)

	Fiscal 2015	% of	Fiscal 2014	% of
	(53 weeks)	Net Sales	(52 weeks)	Net Sales	$ Change	% Change
Wages, salaries and benefits	$361,024	14.6%	$346,199	13.8%	$14,825	4.3%
Selling and general expenses	120,651	4.9%	124,925	5.0%	(4,274)	(3.4)%
Administrative expenses	82,763	3.3%	68,728	2.7%	14,035	20.4%
Rent expense, net	27,631	1.1%	25,707	1.0%	1,924	7.5%
Depreciation and amortization	63,870	2.6%	58,767	2.3%	5,103	8.7%
Advertising	22,781	0.9%	21,437	0.9%	1,344	6.3%
Gain on sale of assets	(11,014)	(0.4)%	—	N/A	(11,014)	N/A
Impairment	2,214	0.1%	—	N/A	2,214	N/A
Total	$669,920	27.1%	$645,763	25.7%	$24,157	3.7%

Wages, Salaries and Benefits

The increase in wages, salaries and benefits as a percentage of net sales during Fiscal 2015 compared with Fiscal 2014 is largely attributable to the lower proportion of less labor intensive fuel sales driven by the reduction of retail fuel prices previously discussed.  As a percentage of inside sales, wages, salaries and benefits increased 44 basis points.  The wages, salaries and benefits costs for Fiscal 2015 reflect the $0.75 per hour minimum wage rate increase in New York State effective January 1, 2015.  Additionally, we experienced a $3.3 million increase in bonus expense due to improved performance against bonus metrics.  Medical costs associated with non-union supermarket associates increased $2.5 million, and our pension contributions for supermarket associates increased $2.1 million as prescribed by our collective bargaining agreements.  Also, in connection with the January 2015 closure of 27 in-store pharmacies, we incurred $1.0 million of non-recurring severance costs.

Selling and General Expenses

The decrease in selling and general expenses in Fiscal 2015 compared with Fiscal 2014 is due to a $6.2 million decrease in utility costs attributable to lower commodity costs and usage.  This decrease was partially offset by the impact of new supermarket and fuel location openings and the additional week in Fiscal 2015.

Administrative Expenses

Administrative expenses increased $14.0 million during Fiscal 2015 compared with Fiscal 2014 due to a $4.9 million increase in bonus expense reflecting improved performance against budget metrics.  Additionally, we incurred $4.6 million of legal and professional fees during Fiscal 2015 related to the arbitration with the New York State Teamsters Conference Pension and Retirement Fund discussed in Note 14 to our consolidated financial statements contained in Item 8 of this 10-K.  The increase also reflects normal wage adjustments, increased corporate associate healthcare costs and increased depreciation expense related to software for our new point of sale system.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases.  The increase in rent expense is due to new supermarket and fuel location openings that occurred during Fiscal 2015.

Depreciation and Amortization

The increase in depreciation and amortization during Fiscal 2015 compared with Fiscal 2014 was due to incremental depreciation related to Fiscal 2014 and Fiscal 2015 capital expenditures, as well as the additional week in Fiscal 2015.

Advertising

As a percentage of net sales, advertising remained relatively consistent during Fiscal 2015 compared with Fiscal 2014.

Gain on sale of assets

During January 2015, we sold pharmacy scripts and inventory related to 27 of our in-store pharmacy locations for cash proceeds of $14.9 million.  These pharmacies were then closed.  A resulting gain on sale of assets of $11.0 million, net of the carrying value of sold inventory of $3.2 million and direct selling expenses of $0.7 million, was recognized in the consolidated statement of comprehensive loss for Fiscal 2015.

Impairment

During Fiscal 2015, we determined that the expected future cash flows associated with one supermarket location were insufficient to recover that location’s net book value of long-lived assets.  As a result, the net book values of property and equipment assets were written down to their estimated fair values.  A corresponding non-cash impairment charge of $2.2 million was recognized in the consolidated statement of comprehensive loss.

No impairment was recognized during Fiscal 2014.

Loss on Debt Extinguishment

During June 2015, we satisfied and discharged our obligations under our 2017 Notes and redeemed $60.0 million of our 2018 Notes.  In connection with these financing activities, we recorded a $34.5 million loss on debt extinguishment during Fiscal 2015.  See Note 8 to our consolidated financial statements in Item 8 of this 10-K for further details.

Interest Expense, Net

Interest related to our long-term debt decreased $0.5 million due to a lower average borrowing rate as a result of our June 2015 financing activities.  This was offset by a $1.2 million increase in interest related to capital lease obligations due to the reset of repayment amortization schedules following the amendments of certain lease agreements and the impact of the additional week in Fiscal 2015.

Income Tax (Expense) Benefit

Based on an assessment of positive and negative evidence regarding the realization of our deferred tax assets, we continue to maintain a full valuation allowance against total net deferred tax assets, and consequently, we recognized no income tax benefit during Fiscal 2015.  The income tax expense recognized during Fiscal 2015 primarily reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities.  The effective tax rate would have been 39.2% without the establishment of the valuation allowance.

The income tax benefit of $7.5 million during Fiscal 2014 reflects our loss before income taxes.  This benefit was partially offset by the establishment of additional valuation allowance against net deferred tax assets, excluding our deferred tax liability for the indefinite-lived tradename, and the impact of non-deductible expenses.  See Note 11 to our consolidated financial statements in Item 8 of this 10-K for additional details.

Net Loss

Our net loss increased $47.6 million during Fiscal 2015 compared with Fiscal 2014 for the reasons described above.

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

Net Sales

The following table includes the components of our net sales for Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period.

(Dollars in thousands)

	Successor		Predecessor
	Fiscal 2014	Fiscal 2013	Fiscal 2013
	(52 weeks)	(4 weeks)	(48 weeks)
Inside sales	$2,283,973	$180,890	$2,080,938
Fuel sales	224,342	16,433	202,578
Net sales	$2,508,315	$197,323	$2,283,516

Inside sales increased $22.1 million, or 1.0%, during Fiscal 2014 compared with Fiscal 2013 due to the $25.4 million incremental contribution of six acquired supermarkets and three new supermarkets opened since January 2013.  This increase was partially offset by a 0.3% decrease in same store sales.  Same store sales is inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.

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

(Dollars in thousands)

	Successor				Predecessor
	Fiscal 2014	% of	Fiscal 2013	% of	Fiscal 2013	% of
	(52 weeks)	Net Sales	(4 weeks)	Net Sales	(48 weeks)	Net Sales
Cost of goods sold	$(1,751,793)	69.8%	$(139,914)	70.9%	$(1,589,850)	69.6%
Distribution costs	(50,005)	2.0%	(3,334)	1.7%	(45,583)	2.0%
Gross profit	$706,517	28.2%	$54,075	27.4%	$648,083	28.4%

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

(Dollars in thousands)

	Successor				Predecessor
	Fiscal 2014	% of	Fiscal 2013	% of	Fiscal 2013	% of
	(52 weeks)	Net Sales	(4 weeks)	Net Sales	(48 weeks)	Net Sales
Wages, salaries and benefits	$346,199	13.8%	$26,798	13.6%	$315,036	13.8%
Selling and general expenses	124,925	5.0%	9,335	4.7%	107,424	4.7%
Administrative expenses	68,728	2.7%	6,120	3.1%	91,173	4.0%
Rent expense, net	25,707	1.0%	2,123	1.1%	22,842	1.0%
Depreciation and amortization	58,767	2.3%	4,349	2.2%	51,240	2.2%
Advertising	21,437	0.9%	1,972	1.0%	19,236	0.8%
Impairment	—	N/A	—	N/A	1,620	0.1%
Total	$645,763	25.7%	$50,697	25.7%	$608,571	26.6%

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

Income Tax Benefit (Expense)

The income tax benefit of $7.5 million during Fiscal 2014 reflects our loss before income taxes.  This benefit was partially offset by the establishment of additional valuation allowance against net deferred tax assets, excluding our deferred tax liability for the indefinite-lived tradename, during Fiscal 2014 and the impact of non-deductible expenses. See Note 11 to our consolidated financial statements in Item 8 of this 10-K for additional details.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash are cash flows generated from our operations and borrowings under our 2017 ABL Facility.  Our 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for future upsizing with up to $50.0 million of incremental commitments if the required conditions are met.  As of January 2, 2016, the unused availability under our 2017 ABL Facility was $40.8 million, after giving effect to the borrowing base calculation, $23.8 million of letters of credit outstanding and $46.7 million of borrowings outstanding.  We expect that cash generated from operations and availability under our 2017 ABL Facility will permit us to fund our debt service requirements, investments in working capital, capital expenditures, acquisitions and other cash requirements for at least the next twelve months.  We do not expect to make dividends of significant size in the near future; however, we may pay dividends to our stockholders from time to time.  Our financial flexibility will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control.  Although unforeseen, if faced with the need to increase liquidity, we could readily respond through the control of variable operating expenses (for example, by adjusting employment levels) and through the scale back of planned capital expenditure and acquisition activities.

On May 15, 2013, Holding II issued $150.0 million in aggregate principal amount of 2018 Notes.  The proceeds from these notes were used to pay a $141.9 million dividend to Holding II’s stockholders.  As discussed above, the proceeds from the 2022 Notes were used to fund a partial tender offer for $60.0 million of the 2018 Notes.

On December 1, 2013, the Management Purchase was consummated.  Of the total cash consideration of $20.9 million, $4.3 million was funded through the use of available Company cash.  Additionally, we incurred $15.8 million of transaction costs, of which $0.6 million was paid as of December 28, 2013, with the remaining amount paid during Fiscal 2014.

During January 2015, we sold pharmacy scripts and inventory related to 27 of our in-store pharmacies for cash proceeds of $14.9 million.  These pharmacies were then closed.  See Note 9 to our consolidated financial statements in Item 8 of this 10-K.

On June 10, 2015, Holding I and Tops Markets II Corporation issued $560.0 million in aggregate principal amount of 2022 Notes, bearing annual interest of 8.00%.  The proceeds from the 2022 Notes were used to fund a tender offer for, and redeem the balance of, the previously outstanding $460.0 million of 2017 Notes and to fund a partial tender offer for $60.0 million of the $150.0 million outstanding 2018 Notes, including tender and redemption premiums of $23.0 million and $1.2 million, respectively, which have been recorded within loss on debt extinguishment in the consolidated statement of comprehensive loss during Fiscal 2015.  The proceeds were also used to pay accrued and unpaid interest related to the tendered and redeemed 2017 Notes and 2018 Notes and fees and expenses related to the issuance of the 2022 Notes.  See Note 8 to our consolidated financial statements included in Item 8 of this 10-K.

On June 15, 2016, semi-annual cash interest payments totaling $26.1 million are payable related to our 2022 Notes and 2018 Notes.  We expect these payments will be primarily funded through cash from operations.  No principal amounts are payable related to these notes until their respective maturities on June 15, 2022 and June 15, 2018.

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	Successor			Predecessor
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2013
	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)
Cash provided by (used in):
Operating activities	$54,594	$38,127	$(379)	$60,049
Investing activities	(29,983)	(38,910)	(6,234)	(53,932)
Financing activities	(15,370)	(2,814)	11,377	(13,390)

Cash provided by operating activities during Fiscal 2015 increased $16.5 million compared with Fiscal 2014.  This increase was primarily attributable to $15.2 million of transaction fees related to the Management Purchase that were paid in Fiscal 2014.  Largely offsetting were the negative working capital impact of the multiemployer pension withdrawal liability payments discussed in Note 14 to our consolidated financial statements contained in Item 8 of this 10-K and the positive impact of other working capital improvements.

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

Cash used in investing activities decreased $8.9 million during Fiscal 2015 compared with Fiscal 2014, primarily due to net cash proceeds of $11.3 million from the sale of pharmacy scripts during January 2015.  We expect to invest $30 million to $35 million in capital expenditures during Fiscal 2016, primarily related to new supermarket locations, remodels and maintenance activities.  We expect to fund these capital expenditures primarily with cash from operations.

Cash used in investing activities decreased $21.3 million during Fiscal 2014 compared with Fiscal 2013 due to a $15.3 million decrease in normal capital expenditure investments and cash consideration of $6.0 million paid in connection with the acquisition of four independent supermarkets during May 2013.

Cash used in financing activities increased $12.6 million during Fiscal 2015 compared with Fiscal 2014 reflecting $25.4 million of cash proceeds from the sale of nine supermarket locations as part of sale-leaseback financing transactions and a $12.6 million dividend paid to Tops MBO Co, each of which occurred during Fiscal 2014.

Cash used in financing activities increased $0.8 million during Fiscal 2014 compared with Fiscal 2013.  The increase reflects a $22.6 million change in revolving credit facility activity from net borrowings of $19.8 million Fiscal 2013 to net repayments of $2.8 million during Fiscal 2014.  Fiscal 2014 also includes $12.6 million of dividends to Tops MBO Co.  Largely offsetting these impacts were $25.4 million of proceeds from the sale of nine supermarket locations during March 2014 and September 2014 as part of sale-leaseback financing transactions.  The Fiscal 2013 Predecessor Period included $148.5 million of net proceeds from the issuance of the Holding II Notes, the $141.9 million dividend paid to our shareholders and $9.7 million of deferred financing costs incurred related to the notes issuance.  Also, during the Fiscal 2013 Predecessor Period, $4.3 million was used to redeem stock from stockholders.

Contractual Obligations

The following table sets forth a summary of our contractual obligations as of January 2, 2016:

(Dollars in thousands)

	Payments due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt:
2022 Notes (1)	$—	$—	$—	$—	$—	$560,000	$560,000
2018 Notes (2)	—	—	86,704	—	—	—	86,704
Other long-term debt (3)	2,075	47,381	36	37	39	361	49,929
Interest (4)	75,589	73,203	66,646	61,028	58,298	134,901	469,665
Operating leases (5)	32,570	33,083	33,844	33,996	33,684	201,238	368,415
Capital leases (5)	8,566	8,977	7,644	7,205	7,289	44,637	84,318
Purchase obligations (6)	22,069	16,670	14,427	14,335	14,157	44,485	126,143
Other liabilities (7)	62,821	65,429	802	765	725	2,950	133,492
Total	$203,690	$244,743	$210,103	$117,366	$114,192	$988,572	$1,878,666

(1)	No principal amounts are due on the 2022 Notes until June 15, 2022.
(2)	No principal amounts are due on the 2018 Notes until June 15, 2018.
(3)	Amount includes the outstanding balance under our 2017 ABL Facility.
(4)	Amount primarily includes contractual interest payments related to the 2022 Notes, 2018 Notes, capital leases and other long-term debt.
(5)

Amount primarily includes contractual rent payments on operating leases and principal payments on capital leases.  Additionally, some of our lease agreements provide us with renewal options.  We have not included renewal options in our future minimum lease amounts for renewals that are not reasonably assured.  Our future operating lease obligations will change if we exercise these renewal options.

(6)

In addition to the purchase obligations reflected in the table above, we enter into supply contracts to purchase products for resale in the ordinary course of business.  This category of contracts covers a broad spectrum of products and sometimes includes specific merchandising obligations relative to those products.  These supply contracts typically include either a volume commitment or a fixed expiration date, pricing terms based on the vendor’s published list price, termination provisions and other standard contractual considerations.  Our obligation related to these contracts is typically limited to return of unearned allowances, and therefore no amounts have been included above.  Purchase obligations above represent the outsourcing of a major portion of our information system functions.  Effective March 1, 2016, we extended our existing IT outsourcing agreement with HP through February 29, 2024 to cover a wide range of information systems services.  Under the agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency.  The charges under this agreement with HP are based upon the services requested at predetermined rates.

(7)

Other liabilities consist of health and welfare benefits and multiemployer pension plan contributions under collective bargaining agreements, as well as other pension and post-retirement benefits.  This amount does not include any amount that may be due as a result of our incurrence of withdrawal liability under our multiemployer pension plans.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One.  The Local One plan generally provides retirement benefits to participants based on their service to contributing employers.  We are contingently liable for withdrawal liability in the event that we withdraw from the Local One plan.  The actuary for the Local One plan has estimated that, as of December 31, 2014, our withdrawal liability would have been approximately $349.2 million in the event of our complete withdrawal from the Local One plan during 2015.  In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements.  We have no intention to withdraw from the Local One plan. During Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, we made contributions of $12.6 million, $10.6 million, $0.8 million and $9.2 million, respectively, to this plan. We are required to increase our annual contributions to the Local One plan pursuant to our current collective bargaining agreements and the Local One plan’s current rehabilitation plan.

As a result of our acquisition of Erie Logistics from C&S in December 2013, we believe we assumed the obligation to participate in and contribute to the Fund.  During Fiscal 2015 and Fiscal 2014, we made contributions to the Fund of approximately $5.2 million and $4.5 million, respectively.

We are contingently liable for withdrawal liability in the event of a withdrawal from the Fund, which includes any withdrawal liability imposed on Erie Logistics for which C&S is liable.  In late January 2014, we received notice that the Fund had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition and on May 27, 2014, the Fund provided notice (“Notice”) to Erie Logistics and C&S of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition.

Though no longer contractually required to do so given the suspension and Notice, we have elected to continue to tender contributions to the Fund for the Erie Logistics associates in accordance with the terms set forth in the collective bargaining agreements with Teamsters Local 264.  The Fund has rejected and returned these contributions to date.  As a result, to date, we have chosen to establish a separate interest bearing account to hold these rejected contributions; although we may decide, in our sole discretion, to discontinue this practice in the future.

The Notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months.  If it were ultimately determined that Erie Logistics incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  Although we are vigorously contesting the withdrawal determination, during the pendency of the proceeding to contest such determination ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  During Fiscal 2015 and Fiscal 2014, the monthly conditional payments of withdrawal liability totaled $7.7 million and $3.8 million, respectively.  These monthly conditional payments are in addition to pension contributions the Company has tendered which the Fund has rejected and returned, as discussed above and in Note 14 to our consolidated financial statements included in Item 8 of this 10-K.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at January 2, 2016 consisted of operating leases, disclosed in the contractual obligations table above, and any potential withdrawal liability obligations under our multiemployer pension plans.  We are not a party to any other off-balance sheet arrangements, that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Physical inventory counts are taken on a cycle basis.  We record an estimated inventory shrinkage reserve for the period between each store's last physical inventory and the consolidated balance sheet date.

Valuation of Tradename

In accordance with the provisions of Accounting Standards Codification (“ASC”) 350, "Intangibles-Goodwill and Other,” or ASC 350, we do not amortize the Tops tradename, which is deemed to have an indefinite useful life.

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

We use estimates based on expected trends in making these assumptions.  An impairment loss, if necessary, is recorded as the excess of the carrying value over the net present value of estimated cash flows, which represents the estimated fair value of the asset.  We did not recognize any impairment losses related to the Tops tradename during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period or the Fiscal 2013 Predecessor Period.  In connection with our December 1, 2015 impairment review, the fair value of the tradename was approximately 6% greater than the carrying value.

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

We determine whether the carrying value of our long-lived assets, including property and equipment and finite-lived intangible assets may not be recoverable based upon the existence of one or more of the foregoing or other indicators of impairment.  We determine if impairment exists relating to long-lived assets by comparing future undiscounted cash flows to the asset's carrying value.  If the carrying value is greater than the undiscounted cash flows, we measure the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The projected cash flows for each asset group considers multiple factors including store sales over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions.  Because of the significance of long-lived assets and finite-lived intangible assets and the judgments and estimates that go into the fair value analysis, we believe that our policies regarding impairment are critical.  As discussed in Note 10 to the consolidated financial statements in Item 8 of this 10-K, the Company recorded impairments of $2.2 million and $1.6 million during Fiscal 2015 and the Fiscal 2013 Predecessor Period, respectively.  There were no impairment charges recorded during Fiscal 2014 or the Fiscal 2013 Successor Period.

Goodwill

We review goodwill for impairment annually on December 1, and upon the occurrence of trigger events.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of the Company for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, our fair value is measured against the fair value of our underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of our goodwill.  Goodwill impairment is recognized for any excess of the carrying value of our goodwill over the implied fair value.  There was no goodwill impairment recorded during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period or the Fiscal 2013 Predecessor Period.  In connection with our December 1, 2015 impairment review, the fair value of the Company’s one reporting unit was in excess of its calculated carrying value.

Acquisition Accounting

We account for business combinations under the acquisition method of accounting in accordance with ASC 805, "Business Combinations" ("ASC 805").  As required by ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their respective fair values as of the business combination date.  The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets.  We use available information to make these fair value determinations and, when necessary, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets.

In connection with the acquisition accounting for the Management Purchase, the fair value of inventory was determined based upon the Company’s estimated selling prices, less estimated costs to sell, disposition costs and normal profit margin.  The fair values of buildings, personal property and site improvements, all of which are included in property and equipment in our consolidated balance sheets, were determined using the cost approach.  The fair value of land was determined using the market approach.  The fair values of intangible assets were primarily determined using the income approach which, for the tradename, is based upon the present value of the economic royalty savings associated with the tradename and revenue projections attributed to the tradename.  The discount rates applied to the values of intangible assets ranged between 14% and 16% which were benchmarked with reference to the implied rate of return from the transaction model as well as an estimate of a market participant’s weighted average cost of capital on the capital asset pricing model.

Leases

We lease buildings and equipment under operating and capital lease arrangements. In accordance with ASC 840, "Leases," we classify our leases as capital leases when the lease agreement transfers substantially all risks and rewards of ownership to us.  For leases determined to be capital leases, the asset and liability are recognized at an amount equal either to the fair value of the leased asset or the present value of the minimum lease payments during the lease term, whichever is lower.  Leases that do not qualify as capital leases are classified as operating leases, and the related lease payments are expensed on a straight-line basis (taking into account rent escalation clauses) over the lease term, including, as applicable, any rent-free period during which we have the right to use the asset. Determining whether a lease is a capital or an operating lease requires judgment on various aspects that include the fair value of the leased asset, the economic life of the leased asset, whether or not to include renewal options in the lease term and determining an appropriate discount rate to calculate the present value of the minimum lease payments.

Self-Insurance Programs

We are primarily self-insured for costs related to workers' compensation and general liability claims. As of January 2, 2016, our workers' compensation and general liability reserves were $17.5 million and $7.2 million, respectively.  The liabilities represent our best estimates, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through the balance sheet date.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data which is updated as new information becomes known.

For both workers' compensation and general liability claims, we have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis.  We are insured for covered costs in excess of established per claim limits.  We account for the liabilities for workers' compensation and general liability claims on a present value basis utilizing a risk-adjusted discount rate.

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

Income Taxes

We account for income taxes using the liability method in accordance with ASC 740, "Income Taxes.”  Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities, net operating loss carry forwards and federal tax credits, and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled.  The Company uses the provisions of ASC 740 to assess and record income tax uncertainties.  In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences, make certain assumptions regarding whether book/tax differences are permanent or temporary, and if temporary, the related timing of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not more likely than not, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets.  Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.  The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.  During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for uncertain tax positions when we believe that such tax positions do not meet the more likely than not threshold.  We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of the statute of limitations.  The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate.

Recent Accounting Pronouncements

Recent Accounting Pronouncements are included in Note 1 to the consolidated financial statements in Item 8 of this 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about our outstanding debt as of January 2, 2016.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital lease obligations.  Interest rates reflect the weighted average rates for the outstanding instruments.  The Fair Value column includes the fair value of our debt instruments as of January 2, 2016.  Refer to Note 1 of our consolidated financial statements in Item 8 of this 10-K for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Expected Fiscal Year of Maturity
	2016	2017	2018	2019	2020	Thereafter	Fair Value
Debt
Fixed rate	$2,075	$681	$86,740	$37	$39	$560,361	$643,466
Average interest rate	4.6%	4.7%	8.7%	4.0%	4.0%	8.0%
Variable rate	$—	$46,700	$—	$—	$—	$—	$46,700
Average interest rate	N/A	3.2%	N/A	N/A	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are set forth below:

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets as of January 2, 2016 and December 27, 2014	31

Consolidated Statements of Comprehensive Loss for the years ended January 2, 2016, December 27, 2014 and for the periods from December 1, 2013 to December 28, 2013 (Successor) and from December 30, 2012 to November 30, 2013 (Predecessor)	32

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the years ended January 2, 2016, December 27, 2014 and for the periods from December 1, 2013 to December 28, 2013 (Successor) and from December 30, 2012 to November 30, 2013 (Predecessor)	33

Consolidated Statements of Cash Flows for the years ended January 2, 2016, December 27, 2014 and for the periods from December 1, 2013 to December 28, 2013 (Successor) and from December 30, 2012 to November 30, 2013 (Predecessor)	34

Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tops Holding II Corporation & subsidiary
Williamsville, New York

We have audited the accompanying consolidated balance sheets of Tops Holding II Corporation and subsidiary (the “Company”) as of January 2, 2016, and December 27, 2014, and the related consolidated statements of comprehensive loss, changes in shareholders’ (deficit) equity, and cash flows for the fiscal year ended January 2, 2016 (Successor Period), December 27, 2014 (Successor Period), for the period from December 30, 2012 to November 30, 2013 (Predecessor Period), and for the period from December 1, 2013 to December 28, 2013 (Successor Period). Our audits also included the consolidated financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tops Holding II Corporation and subsidiary as of January 2, 2016 and December 27, 2014 and the results of their operations and their cash flows for the fiscal year ended January 2, 2016 (Successor Period), December 27, 2014 (Successor Period), for the period from December 30, 2012 to November 30, 2013 (Predecessor Period), and for the period from December 1, 2013 to December 28, 2013 (Successor Period) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Williamsville, New York
March 23, 2016

TOPS HOLDING II CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	January 2, 2016	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$35,557	$26,316
Accounts receivable, net (Note 3)	68,198	64,130
Inventory, net	141,223	149,284
Prepaid expenses and other current assets	16,857	11,172
Income taxes refundable	—	43
Total current assets	261,835	250,945
Property and equipment, net (Note 4)	369,446	385,889
Goodwill (Note 5)	213,096	212,901
Intangible assets, net (Note 5)	173,730	184,159
Other assets (Note 14)	11,547	—
Total assets	$1,029,654	$1,033,894
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$81,812	$85,985
Accrued expenses and other current liabilities (Note 6)	96,757	82,110
Current portion of capital lease obligations (Note 7)	8,566	8,653
Current portion of long-term debt (Note 8)	2,075	1,983
Total current liabilities	189,210	178,731
Capital lease obligations (Note 7)	143,122	140,315
Long-term debt, net (Note 8)	681,372	649,097
Other long-term liabilities	44,680	33,591
Deferred tax liabilities, net (Note 11)	43,694	41,927
Total liabilities	1,102,078	1,043,661
Commitments and contingencies (Note 15)
Common stock ($0.001 par value; 300,000 authorized shares, 126,560 shares issued and 126,559 shares outstanding as of January 2, 2016 and 126,560 shares issued and outstanding as of December 27, 2014) (Note 12)	—	—
Treasury stock (at cost; 1 share as of January 2, 2016)	(1)	—
Paid-in capital	7,974	8,454
Accumulated deficit	(78,792)	(16,549)
Accumulated other comprehensive loss, net of tax	(1,605)	(1,672)
Total shareholders’ deficit	(72,424)	(9,767)
Total liabilities and shareholders’ deficit	$1,029,654	$1,033,894

See notes to consolidated financial statements.

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Successor			Predecessor
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2013
	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)
Net sales	$2,471,949	$2,508,315	$197,323	$2,283,516
Cost of goods sold	(1,698,813)	(1,751,793)	(139,914)	(1,589,850)
Distribution costs	(44,847)	(50,005)	(3,334)	(45,583)
Gross profit	728,289	706,517	54,075	648,083
Operating expenses:
Wages, salaries and benefits	(361,024)	(346,199)	(26,798)	(315,036)
Selling and general expenses	(120,651)	(124,925)	(9,335)	(107,424)
Administrative expenses (inclusive of share-based compensation expense of $248, $165, $0 and $3,826)	(82,763)	(68,728)	(6,120)	(91,173)
Rent expense, net	(27,631)	(25,707)	(2,123)	(22,842)
Depreciation and amortization	(63,870)	(58,767)	(4,349)	(51,240)
Advertising	(22,781)	(21,437)	(1,972)	(19,236)
Gain on sale of assets (Note 9)	11,014	—	—	—
Impairment (Note 10)	(2,214)	—	—	(1,620)
Total operating expenses	(669,920)	(645,763)	(50,697)	(608,571)
Operating income	58,369	60,754	3,378	39,512
Loss on debt extinguishment	(34,581)	—	—	—
Other income	—	435	—	—
Interest expense, net	(84,053)	(83,379)	(6,445)	(64,458)
Loss before income taxes	(60,265)	(22,190)	(3,067)	(24,946)
Income tax (expense) benefit	(1,978)	7,523	1,185	(1,633)
Net loss	(62,243)	(14,667)	(1,882)	(26,579)
Changes in post retirement benefit obligations (Note 14)	67	(1,721)	49	590
Comprehensive loss	$(62,176)	$(16,388)	$(1,833)	$(25,989)

See notes to consolidated financial statements.

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands, except share amounts)

			Predecessor				Accumulated	Total
	Successor		Common				Other	Shareholders’
	Common Stock		Stock	Treasury	Paid-In	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Stock	Capital	Deficit	(Loss) Income	Equity
Balance at December 29, 2012 (Predecessor)	—	$—	144,776	$—	$(100,077)	$(79,625)	$(3,570)	$(183,272)
Net loss	—	—	—	—	—	(26,579)	—	(26,579)
Retirement obligations adjustments (Note 14)	—	—	—	—	—	—	590	590
Dividend to shareholders ($980 per share)			—	—	(141,920)	—	—	(141,920)
Stock option exercises	—	—	11,340	—	227	—	—	227
Share-based compensation	—	—	—	—	3,826	—	—	3,826
Contribution to Tops MBO Corporation	—	—	—	—	(50)	—	—	(50)
Purchase of shares	—	—	(29,556)	—	(4,259)	—	—	(4,259)
Application of push-down accounting	—	—	(126,560)	—	242,253	106,204	2,980	351,437
Balance at November 30, 2013 (Predecessor)	—	—	—	—	—	—	—	—

Issuance of common stock	126,560	—	—	—	20,860	—	—	20,860
Net loss	—	—	—	—	—	(1,882)	—	(1,882)
Retirement obligations adjustments (Note 14)	—	—	—	—	—	—	49	49
Balance at December 28, 2013 (Successor)	126,560	—	—	—	20,860	(1,882)	49	19,027
Dividends to Tops MBO Corporation (Note 12)	—	—	—	—	(12,571)	—	—	(12,571)
Net loss	—	—	—	—	—	(14,667)	—	(14,667)
Retirement obligations adjustments (Note 14)	—	—	—	—	—	—	(1,721)	(1,721)
Share-based compensation	—	—	—	—	165	—	—	165
Balance at December 27, 2014 (Successor)	126,560	—	—	—	8,454	(16,549)	(1,672)	(9,767)
Net loss	—	—	—	—	—	(62,243)	—	(62,243)
Dividends to Tops MBO Corporation (Note 12)	—	—	—	—	(775)	—	—	(775)
Share-based compensation	—	—	—	—	248	—	—	248
Retirement obligations adjustments (Note 14)	—	—	—	—	—	—	67	67
Capital contribution	—	—	—	—	47	—	—	47
Purchase of treasury stock	—	—	—	(1)	—	—	—	(1)
Balance at January 2, 2016 (Successor)	126,560	$—	—	$(1)	$7,974	$(78,792)	$(1,605)	$(72,424)

See notes to consolidated financial statements.

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor			Predecessor
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2013
	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)
Cash flows provided by (used in) operating activities:
Net loss	$(62,243)	$(14,667)	$(1,882)	$(26,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	76,315	69,177	5,010	64,975
Loss on debt extinguishment	34,581	—	—	—
Gain on sale of assets	(11,014)	—	—	—
Amortization of deferred financing costs	3,155	3,982	561	2,688
Impairment	2,214	—	—	1,620
Deferred income taxes	1,767	(7,623)	(1,190)	1,596
Straight-line rent adjustment	1,116	1,047	90	463
LIFO inventory valuation adjustments	(218)	2,692	(31)	(629)
Share-based compensation expense	248	165	—	3,826
Other	530	334	(6)	(44)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,894)	391	1,723	(12,759)
Decrease (increase) in inventory, net	8,785	(9,680)	7,646	(12,498)
(Increase) decrease in prepaid expenses and other current assets	(5,685)	489	4,150	(5,571)
Decrease in income taxes refundable	43	67	6	121
Increase in other assets	(7,698)	—	—	—
(Decrease) increase in accounts payable	(5,248)	6,089	(1,986)	4,438
Increase (decrease) in accrued expenses and other current liabilities	15,506	(14,611)	(14,751)	38,350
Increase in other long-term liabilities	10,334	275	281	52
Net cash provided by (used in) operating activities	54,594	38,127	(379)	60,049

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Successor			Predecessor
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2013
	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)
Cash flows used in investing activities:
Cash paid for property and equipment	(37,680)	(38,910)	(6,234)	(47,937)
Cash proceeds from sale of assets	11,255	—	—	—
Acquisition of supermarkets	(3,558)	—	—	(5,995)
Net cash used in investing activities	(29,983)	(38,910)	(6,234)	(53,932)
Cash flows (used in) provided by financing activities:
Borrowings on 2017 ABL Facility	588,766	459,900	62,200	346,200
Repayments on 2017 ABL Facility	(594,066)	(462,700)	(49,900)	(338,700)
Proceeds from long-term debt borrowings	560,000	—	—	148,500
Repayments of long-term debt borrowings	(525,280)	(3,787)	(1)	(279)
Debt extinguishment costs paid	(24,265)	—	—	—
Deferred financing costs paid	(10,743)	(637)	(378)	(9,358)
Principal payments on capital leases	(8,766)	(8,651)	(642)	(13,441)
Dividends to Tops MBO Corporation (Note 12)	(775)	(12,571)	—	—
Change in bank overdraft position	(287)	196	98	(310)
Capital contribution	47	—	—	(50)
Purchase of treasury stock	(1)	—	—	—
Proceeds from sale leaseback financing transactions	—	25,436	—	—
Dividend to shareholders	—	—	—	(141,920)
Purchase of shares	—	—	—	(4,259)
Stock option exercises	—	—	—	227
Net cash (used in) provided by financing activities	(15,370)	(2,814)	11,377	(13,390)
Net increase (decrease) in cash and cash equivalents	9,241	(3,597)	4,764	(7,273)
Cash and cash equivalents–beginning of period	26,316	29,913	25,149	32,422
Cash and cash equivalents–end of period	$35,557	$26,316	$29,913	$25,149

See notes to consolidated financial statements.

TOPS HOLDING II CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding II Corporation (“Holding II,” or collectively with its subsidiaries, the “Company”), the parent of Tops Holding LLC (“Holding I”), formerly Tops Holding Corporation, was incorporated on May 7, 2013.  Holding I is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania and Vermont.  As of January 2, 2016, the Company operated 163 supermarkets, 162 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.  Holding II has no business operations other than the ownership of Holding I and as the issuer of the 2018 Notes (see Note 8) and a guarantor of the 2022 Notes (see Note 8).

On November 14, 2013, each of the sellers named therein (including Morgan Stanley Global Private Equity (“MSPE”)) (the “Sellers”), Tops MBO Corporation (“Tops MBO Co”) and Holding II signed a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which Tops MBO Co agreed to purchase substantially all of the outstanding common stock of Holding II (together with the transactions contemplated by the Purchase and Sale Agreement, the “Management Purchase”). Tops MBO Co is owned and controlled by members of management. The Management Purchase closed effective December 1, 2013.  Prior to the Management Purchase, members of management owned approximately 7% of the outstanding common stock in Holding II, with MSPE and other private funds and individuals owning the remaining common stock.  As a result of the Management Purchase, through their ownership of Tops MBO Co and through direct ownership of five shares of Holding II, members of management now beneficially own all of the outstanding equity interest of Holding II.

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

Holding II is the reporting entity for the 2018 Notes and 2022 Notes (see Note 8).  Tops MBO Co, the parent company of Holding II, is neither a co-issuer nor guarantor of these notes.  Accordingly, the consolidated financial statements have been prepared for Holding II and exclude the assets and results of operations of Tops MBO Co. Tops MBO Co’s assets consist solely of its investment in Holding II.  Tops MBO Co has no operations other than as the equity owner of Holding II.

Fiscal Year

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 30.  The Company’s fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years.  The Company’s first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods.  The period from December 28, 2014 to January 2, 2016 (“Fiscal 2015”) includes 53 weeks.  The period from December 29, 2013 to December 27, 2014 (“Fiscal 2014”) includes 52 weeks.  The period from December 1, 2013 to December 28, 2013 (“Fiscal 2013 Successor Period”) includes four weeks.  The period from December 30, 2012 to November 30, 2013 (“Fiscal 2013 Predecessor Period”) includes 48 weeks.

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

Consolidated Statements of Cash Flows Supplemental Disclosures

Cash and cash equivalents includes cash equivalents that are highly liquid with original maturities at the date of purchase of 90 days or less.  As of January 2, 2016 and December 27, 2014, outstanding checks in excess of cash balances with the same institution totaled $2.1 million and $2.4 million, respectively.  These amounts are recorded as a bank overdraft and classified as accounts payable in the consolidated balance sheets and as a financing activity in the consolidated statements of cash flows.

The following table presents additional cash flow information for Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period (dollars in thousands):

	Successor			Predecessor
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2013
	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)
Cash paid during the year for:
Interest	$79,455	$78,111	$29,908	$36,058
Income taxes	8	101	—	17
Non-cash items:
Unpaid capital expenditures	3,930	3,383	4,285	4,560
Assets acquired under capital leases	7,508	5,979	787	1,182
Assets acquired under long-term debt arrangements	—	5,951	—	—
Capital lease modification adjustments	4,720	5,654	—	—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company maintains its cash in commercial banks insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000 per depositor.  At times, such cash in banks exceeds the FDIC insurance limit.  At January 2, 2016, the Company had cash in banks exceeding the FDIC insurance limit by $11.5 million.

Accounts Receivable

Accounts receivable are carried at net realizable value.  Allowances are recorded, if necessary, in an amount considered by management to be sufficient to meet future losses related to the collectability of accounts receivable.  The Company evaluates the collectability of its accounts receivable based on the age of the receivable and knowledge of customers’ financial positions.  At January 2, 2016 and December 27, 2014, the allowance for doubtful accounts was $0.2 million and $0.3 million, respectively.

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments.  At January 2, 2016 and December 27, 2014, the carrying value and the estimated fair value of the Company’s debt instruments were as follows (dollars in thousands):

	January 2, 2016	December 27, 2014
Carrying value of long-term debt:
Current portion of long-term debt	$2,075	$1,983
Long-term debt	681,372	649,097
Total carrying value of long-term debt (Note 8)	683,447	651,080
Fair value of long-term debt	677,450	656,305
(Deficiency) excess of fair value over carrying value	$(5,997)	$5,225

The fair values of the 2017 Notes and 2018 Notes, which are included in long-term debt as of December 27, 2014, and the 2018 Notes and 2022 Notes (see Note 8), which are included in long-term debt as of January 2, 2016, were based on quoted market prices, a Level 2 source.

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

Inventory

The Company values inventory at the lower of cost or market using the last-in, first-out (“LIFO”) method.  As of January 2, 2016 and December 27, 2014, the LIFO balance sheet reserves were $2.4 million and $2.7 million, respectively.  The Company’s inventory balances consist primarily of finished goods.  Inventory costs include the purchase price of the product and warehousing and transportation costs and are net of certain cash or non-cash consideration received from vendors (see ‘‘Vendor Allowances’’).

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

Long-Lived Assets

Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group, as required by the provisions of ASC 360, “Property, Plant, and Equipment.” Impairment charges are recorded as the excess of the net book value over its fair value, which is calculated using the discounted cash flows associated with that asset or assets.  As discussed in Note 10, the Company recorded impairments of $2.2 million and $1.6 million, respectively, within the consolidated statement of comprehensive loss during Fiscal 2015 and the Fiscal 2013 Predecessor Period.  There were no impairments recorded during Fiscal 2014 or the Fiscal 2013 Successor Period.

Goodwill

The Company reviews goodwill for impairment annually on December 1, and also upon the occurrence of trigger events.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of the Company for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of the Company is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the Company’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the Company’s goodwill over the implied fair value.  There was no goodwill impairment recorded during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period or the Fiscal 2013 Predecessor Period.

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

Deferred Financing Costs

The Company records deferred financing costs incurred in connection with entering into its debt obligations.  These costs are capitalized and included in long-term debt, net in the Company’s consolidated balance sheets.  The deferred financing costs are amortized to interest expense over the terms of associated debt on a straight-line basis or using the effective interest method, as appropriate.  The Company capitalized deferred financing costs associated with the 2022 Notes of $10.7 million.  Unamortized deferred financing costs of $8.0 million related to the 2017 Notes were written off in connection with the June 2015 financing activities.  Additionally, the Company capitalized deferred financing costs of $7.0 million in connection with the Company’s May 2013 financing activities, of which unamortized deferred financing costs of $1.8 million related to the 2018 Notes were written off in connection with the June 2015 financing activities.

Leases

Classification

The Company leases buildings and equipment under operating and capital lease arrangements.  In accordance with the provisions of ASC 840, “Leases” (“ASC 840”), the Company classifies its leases as capital leases when the lease agreement transfers substantially all risks and rewards of ownership to the Company.  For leases determined to be capital leases, the asset and liability are recognized at an amount equal either to the fair value of the leased asset or the present value of the minimum lease payments during the lease term, whichever is lower.  Leases that do not qualify as capital leases are classified as operating leases, and the related lease payments are expensed on a straight-line basis (taking into account rent escalation clauses) over the lease term, including, as applicable, any rent free period during which the Company has the right to use the asset.  For leases with renewal options where the renewal is reasonably assured, the lease term is used to (i) determine the appropriate lease classification, (ii) compute periodic rental expense, and (iii) depreciate leasehold improvements (unless their economic lives are shorter) includes the periods of expected renewals.  Determining whether a lease is a capital or an operating lease requires judgment on various aspects that include the fair value of the leased asset, the economic life of the leased asset, whether or not to include renewal options in the lease term and determining an appropriate discount rate to calculate the present value of the minimum lease payments.

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

Rental Income

For certain properties, the Company subleases either a portion or all of the property.  The sublease income of the properties is recognized as rental income.  In certain cases, the Company subleases store locations to third parties.  Rental income was $2.9 million, $3.1 million, $0.3 million and $3.4 million during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively, and is recorded as an offset to rent expense in the consolidated statements of comprehensive loss.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of long-lived assets (i.e., gas tank removal and removal of store equipment upon store closure).  These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations.”  Asset retirement costs are subsequently depreciated over the useful lives of the related assets.  Subsequent to initial recognition, the Company records changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows.  The Company derecognizes ARO liabilities when the related obligations are settled.  The ARO liabilities recognized at January 2, 2016 and December 27, 2014 were $3.6 million and $3.3 million, respectively.  Accretion expense attributable to ARO liabilities was $0.3 million, $0.3 million, $0.1 million and $0.3 million during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively (see Note 15).

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

Insurance Programs

The Company is insured by a third-party carrier, subject to certain deductibles and self-insured retentions ranging from $0.1 million to $1.0 million.  The Company maintains an insurance program covering primarily fleet, general liability inclusive of druggist liability, workers’ compensation, property, environmental and other executive insurance policies.  The Company accrues estimated ultimate liabilities for its insurance programs based on known claims and past claims history.  As of January 2, 2016 and December 27, 2014, accruals of $6.5 million and $6.1 million, respectively, were included in accrued expenses and other current liabilities, and accruals of $18.1 million and $16.9 million, respectively, were included in other long-term liabilities in the Company’s consolidated balance sheets.

Employee Benefits

The Company accounts for its participation in a multiemployer pension plan by recognizing as net pension cost the required contributions for the period and recognizing as a liability any contributions due and unpaid (see Note 14).

Revenue Recognition

The Company generates and recognizes revenue at the point of sale in its stores, net of sales tax collected.  Discounts, earned by customers through agreements or by using their bonus or loyalty cards, are recorded by the Company as a reduction of revenue as they are earned by the customer.  Franchise revenue consists of net revenue on wholesale sales to franchisees, and income from franchise fees and administrative fees.  Franchise revenues were $7.4 million, $7.6 million, $0.5 million and $3.7 million during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively, and are included in net sales in the consolidated statements of comprehensive loss.

For certain products or services, such as the sales of lottery tickets, third-party prepaid phone cards, third-party gift cards, stamps and public transportation tickets, the Company acts as an agent.  In accordance with the provisions of ASC 605, “Revenue Recognition” (“ASC 605”), the Company records the amount of the net margin or commission in its net sales.

The Company records a deferred revenue liability when it sells gift cards, recording revenue when customers redeem the gift cards. These gift cards do not expire.  The Company has completed an analysis of the historical redemption patterns of gift cards.  As a result of this analysis, the Company has determined that the likelihood of redemption after two years is remote.  Therefore, the Company reduces the liability and recognizes ‘‘breakage’’ income for the unused portion of gift cards after two years.  The Company recognized gift card breakage income of $0.3 million, $0.1 million, $0.1 million and $0.3 million during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively.

Cost of Goods Sold and Distribution Costs

Cost of goods sold and distribution costs include the purchase price of products sold and other costs incurred in bringing inventories to the location and condition ready for sale, including costs of purchasing, warehousing and transportation.  In accordance with the provisions of ASC 605, cash consideration received from vendors is recognized as a reduction of cost of goods sold.  During Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, depreciation expense of $3.4 million, $3.1 million, $0.1 million and $2.4 million, respectively, is included in distribution costs in the consolidated statements of comprehensive loss.

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

Selling and General Expenses

Selling and general expenses consist of repairs and maintenance charges, utilities, supplies, real estate taxes, insurance, bank and credit card fees and other general expenses.  Depreciation expense included in selling and general expenses in the consolidated statements of comprehensive loss was $0.3 million, $0.3 million, $0.1 million and $0.2 million during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively.

Administrative Expenses

Administrative expenses consist of charges for services performed by outside vendors, salaries and wages of support office employees, rent and depreciation of support offices and assets, and other administrative expenses.  During Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, depreciation expense of $8.7 million, $6.9 million, $0.5 million and $10.5 million, respectively, was included in administrative expenses in the consolidated statements of comprehensive loss.

As discussed in further detail in Note 12, following the May 15, 2013 Holding II dividend, the exercise prices of all outstanding stock options were reduced by $380, from $400 to $20 per share.  As a result of the acceleration of vesting and exercise price reductions of outstanding stock options, the Company recognized incremental stock-based compensation expense of $3.1 million within administrative expenses in the consolidated statement of comprehensive loss during the Fiscal 2013 Predecessor Period.  Additionally, on May 16, 2013, the Company awarded make-whole payments to holders of stock options under the 2007 Stock Incentive Plan in the  amount of $600 per stock option, representing the difference between the per share dividend paid to Holding II stockholders and the reduction in the exercise price of the stock options.  These payments, totaling $6.8 million, were also recorded within administrative expenses in the consolidated statement of comprehensive loss during the Fiscal 2013 Predecessor Period.

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

Income Taxes

The operations of Holding I, Tops Markets and Holding II are included in the Tops MBO Co tax return, as Holding I, Tops Markets and Holding II are disregarded entities for income tax purposes.  The Company accounts for income taxes using the liability method in accordance with ASC 740, "Income Taxes” (“ASC 740”).  Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities, including net operating loss carry forwards, and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled.  The Company uses the provisions of ASC 740 to assess and record income tax uncertainties.  In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences, make certain assumptions regarding whether book/tax differences are permanent or temporary and if temporary, the related timing of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable.  Alternatively, the Company may make estimates about the potential usage of deferred tax assets that decrease its valuation allowances.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”), which provides guidance regarding revenue recognition.  ASU No. 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016.  The Company is currently assessing the potential impact of ASU No. 2014-09 on its consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which amended Accounting Standards Codification (“ASC”) 835 Subtopic 30 - Interest - Imputation of Interest to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03.  This guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  Early adoption is permitted.  During Fiscal 2015 the Company elected early adoption of ASU No. 2015-03, and reclassified debt issuance costs of $15.0 million from the line item “other assets” to the line item “long-term debt, net” in its consolidated balance sheet as of December 27, 2014.

In April 2015, FASB issued ASU No. 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU No. 2015-04”), which amended ASC 715 - Compensation - Retirement Benefits to permit entities with a fiscal year-end that does not coincide with a calendar month-end the ability to measure defined benefit plan assets and obligations as of the calendar month-end that is closest to the entity’s fiscal year-end and apply that measurement date consistently from year to year.  This guidance is effective for annual reporting periods beginning after December 15, 2016.  Early adoption is permitted.  The Company elected early adoption, and there was no material impact to its consolidated financial statements as of January 2, 2016 or December 27, 2014.

In November 2015, FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”), which amended ASC 740 – Income Taxes to simplify the presentation of deferred income taxes, requiring that deferred tax liabilities and assets be classified as noncurrent in a balance sheet.  This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted.  During Fiscal 2015, the Company elected early adoption of ASU No. 2015-17, and reclassified deferred tax assets of $3.5 million from the line item “current deferred tax assets” to “deferred tax liabilities, net” in its consolidated balance sheet as of December 27, 2014.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” (“ASU No. 2016-02”), which stipulates that lessees recognize a right-of-use asset and a lease liability for substantially all leases.  ASU No. 2016-02 is effective on a modified retrospective basis for reporting periods beginning after December 15, 2018, with early adoption permitted.   The Company is currently in the process of evaluating the effect of adoption of ASU No. 2016-02 on its consolidated financial statements.

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods.  The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers.  As of January 2, 2016, 51 corporate supermarkets offered pharmacy services and 52 corporate fuel centers were in operation.  As of December 27, 2014, 76 corporate supermarkets offered pharmacy services and 51 corporate fuel centers were in operation.  The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only operating segment and reportable segment.  The Company’s retail operations as a whole reflect the level at which the business is managed and how the Company’s Chief Executive Officer and President, who act as the Company’s chief operating decision makers, assess performance internally.

The following table presents sales revenue by type of similar product (dollars in thousands):

	Successor						Predecessor
	Fiscal 2015		Fiscal 2014		Fiscal 2013		Fiscal 2013
	(53 weeks)		(52 weeks)		(4 weeks)		(48 weeks)
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Non-perishables (1)	$1,413,024	57.2%	$1,395,491	55.6%	$112,807	57.2%	$1,292,889	56.6%
Perishables (2)	729,412	29.5%	699,697	27.9%	53,541	27.1%	625,240	27.4%
Fuel	157,937	6.4%	224,342	8.9%	16,433	8.3%	202,578	8.9%
Pharmacy	148,099	6.0%	166,184	6.6%	12,539	6.4%	146,107	6.4%
Other (3)	23,477	0.9%	22,601	1.0%	2,003	1.0%	16,702	0.7%
	$2,471,949	100.0%	$2,508,315	100.0%	$197,323	100.0%	$2,283,516	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

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

The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed as of the transaction date (dollars in thousands):

Assets acquired:
Cash	$25,149
Accounts receivable	66,244
Inventory	149,911
Prepaid expenses	14,905
Income taxes refundable	116
Deferred tax assets	1,122
Property and equipment	387,421
Goodwill	212,901
Intangible assets	198,100
Total assets acquired	1,055,869
Liabilities assumed:
Accounts payable	81,588
Accrued expenses and other current liabilities	113,544
Other long-term liabilities	31,196
Capital lease obligations	122,099
Long-term debt, net	634,721
Deferred tax liabilities	51,861
Total liabilities assumed	1,035,009
Acquisition price	$20,860

The factors contributing to the recognition of goodwill were based upon the Company’s determination that several strategic and synergistic benefits are expected to be realized from the Management Purchase. Goodwill represents the purchase price paid in excess of the fair value of the net assets acquired and liabilities assumed at December 1, 2013.  The Company adopted ASU No. 2015-03, and reclassified debt issuance costs of $19.5 million from the line “other assets” to the line “long-term debt, net” in the above table.

The following table summarizes the Company’s unaudited pro forma operating results for the Fiscal 2013 Predecessor Period, giving effect to the Management Purchase as if it occurred on January 1, 2013 (dollars in thousands):

Predecessor
Fiscal 2013
(48 weeks)
Net sales	$2,283,516
Operating income	52,033
Net loss	(14,058)

The pro forma information above reflects the exclusion of the $1.0 million of transaction costs incurred by the Company during the Fiscal 2013 Successor Period within the Fiscal 2013 Predecessor Period operating results.  This pro forma financial information is not intended to represent or be indicative of what would have occurred if the Management Purchase had taken place prior to the beginning of the period presented and should not be taken as representative of the Company’s future consolidated results of operations.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for doubtful accounts, consist of the following (dollars in thousands):

	January 2, 2016	December 27, 2014
Vendor receivables	$34,307	$36,801
Credit and debit card receivables	15,839	7,633
Pharmacy receivables	5,724	7,168
Other receivables	12,576	12,805
Allowance for doubtful accounts	(248)	(277)
Total accounts receivable, net	$68,198	$64,130

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (dollars in thousands):

	January 2, 2016	December 27, 2014
Land	$5,058	$5,058
Land improvements	7,192	7,101
Buildings	54,536	54,686
Leasehold improvements	80,407	71,149
Equipment	164,574	140,787
IT software and equipment	32,549	27,145
Total at cost	344,316	305,926
Accumulated depreciation	(100,498)	(47,832)
	243,818	258,094
Property, equipment and automobiles under capital leases, net of accumulated depreciation	125,628	127,795
Property and equipment, net	$369,446	$385,889

Included in property and equipment are the following assets under capital leases (dollars in thousands):

	January 2, 2016	December 27, 2014
Land	$10,662	$10,662
Building	125,370	120,634
Equipment	3,091	1,543
Vehicles	7,464	6,726
Total at cost	146,587	139,565
Accumulated depreciation	(20,959)	(11,770)
Capital lease assets, net	$125,628	$127,795

Depreciation expense was $65.0 million, $57.3 million, $4.0 million and $58.8 million during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively.  Depreciation expense includes $12.1 million, $12.6 million, $0.8 million and $15.6 million related to assets under capital leases during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively.

5. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during Fiscal 2015 (dollars in thousands):

Balance – December 2, 2014	$212,901
Acquisition of supermarkets	195
Balance – January 2, 2016	$213,096

Goodwill is reviewed annually for impairment on December 1, or more frequently upon the occurrence of trigger events.  Based on the Company’s assessment, no goodwill impairment was recorded during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period or the Fiscal 2013 Predecessor Period.

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
January 2, 2016	Amount	Amortization	Amount	Period
Tradename – indefinite	$131,200	$—	$131,200	Indefinite life
Customer relationships	29,200	(14,117)	15,083	14.0
Favorable lease rights	21,550	(6,328)	15,222	9.0
Franchise agreements	13,300	(3,872)	9,428	14.0
Pharmacy scripts	3,979	(1,182)	2,797	14.0
	$199,229	$(25,499)	$173,730	12.5

	Gross		Net
	Carrying	Accumulated	Carrying
December 27, 2014	Amount	Amortization	Amount
Tradename – indefinite	$131,200	$—	$131,200
Customer relationships	29,200	(7,913)	21,287
Favorable lease rights	21,600	(3,269)	18,331
Franchise agreements	13,300	(2,115)	11,185
Pharmacy scripts	2,800	(644)	2,156
	$198,100	$(13,941)	$184,159

The Tops tradename is reviewed annually for impairment on December 1, or more frequently, if impairment indicators arise.  Based on the Company’s assessment, no impairment was recorded during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period or the Fiscal 2013 Predecessor Period.

Amortization expense related to intangible assets was $11.6 million, $12.9 million, $1.0 million and $7.6 million during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively.  Such amortization is included in depreciation and amortization in the consolidated statements of comprehensive loss.

Depreciation and amortization in the Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period consolidated statements of comprehensive loss includes $0.3 million, $1.0 million, $0.1 million and $1.4 million, respectively, of contra-expense related to the amortization of unfavorable lease rights, which are classified in other long-term liabilities in the consolidated balance sheets.  Expected future amortization of these unfavorable lease rights is contra-expense of $0.3 million in Fiscal 2016, $0.3 million in Fiscal 2017, $0.3 million in Fiscal 2018, $0.3 million in Fiscal 2019, $0.3 million in Fiscal 2020 and $0.5 million thereafter.

As of January 2, 2016, expected future amortization of intangible assets is as follows (dollars in thousands):

2016	$8,406
2017	7,146
2018	6,039
2019	5,052
2020	4,263
Thereafter	11,624

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	January 2, 2016	December 27, 2014
Wages, taxes and benefits	$28,623	$18,951
Lottery	13,127	10,954
Gift cards	9,467	8,974
Self-insurance reserves	6,502	6,130
Union medical, pension and 401(k)	5,817	8,985
Professional and legal fees	5,773	3,170
Interest payable	3,177	2,269
Money orders	2,682	887
Property and equipment expenditures	2,525	3,383
Utilities	2,346	3,383
Repairs and maintenance	2,050	2,212
Sales and use tax	1,431	596
Other	13,237	12,216
	$96,757	$82,110

The increase in accrued wages, taxes and benefits as of January 2, 2016 compared with December 27, 2014 is largely due to an increase of $8.7 million in accrued bonus expense.

7. LEASES

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

As of January 2, 2016, future minimum lease rental payments applicable to non-cancelable capital and operating leases, and expected minimum sublease rental income, were as follows (dollars in thousands):

	Capital	Operating	Future Expected
	Leases	Leases	Sub-lease Income
2016	$31,664	$32,570	$3,265
2017	29,767	33,083	3,254
2018	26,042	33,844	3,105
2019	23,416	33,996	2,939
2020	20,772	33,684	2,725
Thereafter	113,161	201,238	816
Total minimum lease payments	244,822	$368,415	$16,104
Less amounts representing interest	(160,504)
Present value of net minimum lease payments	84,318
Less current obligations	(8,566)
Long-term cash obligations	75,752
Non-cash obligations	67,370
Total long-term capital lease obligations	$143,122

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

Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as capital lease obligations, allocated between land, as applicable, and building.  Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying building obligations, with no underlying cash payments deemed attributable to the land obligations and the estimated net book value of the buildings at the conclusion of the lease terms.  The related land assets are not depreciated, and at the end of the lease terms, the remaining capital lease obligations will equal the combined net book values of the land and buildings.  At the expiration of the lease terms, which range from 2018 to 2079, or when the Company’s continuing involvement under the lease agreements ends, the related land, buildings and capital lease obligations will be removed from the consolidated balance sheet, with no underlying cash payments.  These capital lease obligations are reflected as non-cash obligations in the preceding table.

The Company incurred rental expense related to operating leases associated with its supermarkets of $30.6 million, $28.8 million, $2.4 million and $26.3 million, net of sublease rental income of $2.9 million, $3.1 million, $0.3 million and $3.4 million during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively, that is included in rent expense in the consolidated statements of comprehensive loss.  In addition, the Company incurred rental expense related to equipment recorded in selling and general expenses in the consolidated statements of comprehensive loss of $0.2 million, $0.3 million, $0.1 million and $0.3 million during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively.  The Company also incurred rental expense related to equipment and office rent recorded in administrative expenses in the consolidated statements of comprehensive loss of $1.2 million, $1.2 million, $0.1 million and $1.2 million during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively.

8. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	January 2, 2016	December 27, 2014
2022 Notes	$560,000	$—
2018 Notes	86,704	150,000
2017 Notes	—	460,000
Discount on 2018 Notes	(470)	(1,100)
Deferred financing fees	(12,716)	(15,033)
2017 ABL Facility	46,700	52,000
Other loans	3,229	5,213
Total debt	683,447	651,080
Current portion	(2,075)	(1,983)
Total long-term debt	$681,372	$649,097

On June 10, 2015, Holding I and Tops Markets II Corporation (collectively, the “Issuers”) issued $560.0 million in aggregate principal amount of senior secured notes due in 2022, bearing annual interest at a rate of 8.00% (the “2022 Notes”).  The proceeds from the 2022 Notes were used to fund a tender offer for, and redeem the balance of, the previously outstanding $460.0 million of senior secured notes issued by Holding I, Tops Markets and Tops Markets II Corporation (the “2017 Notes”) and to fund a partial tender offer for $60.0 million of the $150.0 million outstanding 8.75%/9.50% senior unsecured notes issued by Tops Holding II (the “2018 Notes”), including tender and redemption premiums of $23.0 million and $1.2 million, respectively, which have been recorded within loss on debt extinguishment in the consolidated statement of comprehensive loss during Fiscal 2015.  The proceeds were also used to pay accrued and unpaid interest related to the tendered and redeemed 2017 Notes and 2018 Notes and fees and expenses related to the issuance of the 2022 Notes.  The 2022 Notes mature on June 15, 2022 and require semi-annual interest payments on June 15 and December 15.  The 2022 Notes are redeemable, in whole or in part, at any time on or after June 15, 2018 at specified redemption prices.  Prior to June 15, 2018, the Company may redeem the 2022 Notes in whole or in part, at a specified “make-whole” premium.

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

On May 15, 2013, Holding II issued $150.0 million of 2018 Notes.  As discussed above, on June 10, 2015, Holding II successfully tendered for and repurchased $60.0 million of 2018 Notes.  On December 18, 2015, an additional $3.3 million of 2018 Notes were repurchased in an “open market” transaction, resulting in a remaining outstanding principal amount of $86.7 million as of January 2, 2016.  If certain conditions are met, Holding II may be entitled to pay interest on the 2018 Notes by increasing the principal of the notes or by issuing new notes as pay-in-kind interest.  For Fiscal 2015 and Fiscal 2014 such conditions did not exist.  This payment in kind interest would accrue at an annual rate of 9.50%.  The $148.5 million of proceeds from the 2018 Notes issuance, net of a $1.5 million original issue discount, were used to pay a $141.9 million dividend to the Holding II shareholders.  In connection with the partial tender offer for the 2018 Notes completed on June 10, 2015, $0.4 million of the unamortized discount was written off and recorded within loss on debt extinguishment in the condensed consolidated statement of comprehensive loss during Fiscal 2015.  The 2018 Notes mature on June 15, 2018 and require semi-annual interest payments on June 15 and December 15.  To the extent permitted by the indenture governing the 2022 Notes and the 2017 ABL Facility (see below), Holding I may make dividend payments to Holding II to fund additional repurchases and the semi-annual interest payments for the 2018 Notes.  The 2018 Notes are redeemable, in whole or in part, at specified redemption prices.

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

As discussed in Note 1, the Company adopted ASU No. 2015-03 and, as a result, now nets deferred financing costs against long-term debt in the Company’s consolidated balance sheets.  This adoption resulted in the reclassification of unamortized deferred financing costs of $15.0 million from the line item “other assets” to the line item “long-term debt, net” in the Company’s December 27, 2014 consolidated balance sheet.  Costs associated with the 2022 Notes and the 2018 Notes of $10.7 million and $2.7 million, respectively, were capitalized and are being amortized over the terms of the 2022 Notes and the 2018 Notes, respectively, using the effective interest method.  Costs associated with the 2017 ABL Facility of $1.1 million were capitalized and are being amortized on a straight-line basis over the term of the facility.  Unamortized deferred financing costs of $8.0 million related to the 2017 Notes and $1.8 million related to the redeemed portion of the 2018 Notes and $0.4 million of the unamortized discount on the 2018 Notes were written off and recorded within loss on debt extinguishment in the consolidated statement of comprehensive loss during Fiscal 2015.

Amortization of deferred financing costs is recorded within interest expense in the consolidated statements of comprehensive loss and amounted to $3.2 million, $4.0 million, $0.5 million and $2.7 million in Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively.  At January 2, 2016, long-term debt, net included deferred financing costs, net of accumulated amortization of $1.8 million, totaling $12.7 million.  At December 27, 2014, long-term debt, net included deferred financing costs, net of accumulated amortization of $7.3 million, totaling $15.0 million.

As of January 2, 2016, the unused availability under the 2017 ABL Facility was $40.8 million, after giving effect to the borrowing base calculation, $23.8 million of letters of credit outstanding and $46.7 million of borrowings outstanding.  As of December 27, 2014, $20.7 million of letters of credit were outstanding under the 2017 ABL Facility.  Revolving loans under the 2017 ABL Facility, at the Company’s option, bear interest at either LIBOR plus a margin of 150 to 200 basis points, determined based on levels of borrowing availability, or the prime rate plus a margin of 50 to 100 basis points, determined based on levels of borrowing availability.  As of January 2, 2016 and December 27, 2014, the weighted average interest rates on borrowings under the 2017 ABL Facility were 3.20% and 2.24%, respectively.  The 2017 ABL Facility is collateralized primarily by (i) first priority interests, subject to certain exceptions and permitted liens, in the ABL Priority Collateral, and (ii) second priority interests, subject to certain exceptions and permitted liens, in the 2022 Notes Priority Collateral.

The instruments governing the 2022 Notes, 2018 Notes and the 2017 ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and obligations on a change in control.  Failure to meet any of these covenants would be an event of default.  On August 19, 2014, the 2017 ABL Facility was amended to reduce specified restrictions on the Company’s ability to make certain restricted payments, including dividends.  As of January 2, 2016, the Company was in compliance with its covenants under these agreements.

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

Principal payments required to be made on outstanding debt as of January 2, 2016, excluding capital lease obligations, are as follows (dollars in thousands):

2016	$2,075
2017	47,381
2018	86,740
2019	37
2020	39
Thereafter	560,361
Total debt	$696,633

Interest expense, inclusive of capital lease interest of $23.7 million, was $84.1 million during Fiscal 2015.  Interest expense, inclusive of capital lease interest of $22.4 million, was $83.4 million during Fiscal 2014.  Interest expense, inclusive of capital lease interest of $1.5 million, was $6.4 million during the Fiscal 2013 Successor Period.  Interest expense, inclusive of capital lease interest of $14.7 million, was $64.5 million during the Fiscal 2013 Predecessor Period.

9. GAIN ON SALE OF ASSETS

During January 2015, the Company sold pharmacy scripts and inventory related to 27 of its in-store pharmacy locations for cash proceeds of $14.9 million.  These pharmacies were then closed.  A resulting gain on sale of assets of $11.0 million, net of the carrying value of sold inventory of $3.2 million and direct selling expenses of $0.7 million, was recognized in the Fiscal 2015 consolidated statement of comprehensive loss.

10. IMPAIRMENT

During Fiscal 2015, the Company determined that the expected future cash flows associated with one supermarket location were insufficient to recover that location’s net book value of long-lived assets.  As a result, the net book values of property and equipment assets were written down to their estimated fair values, a Level 3 fair value source.  A corresponding non-cash impairment of $2.2 million was recognized in the consolidated statement of comprehensive loss.

During August 2013, the Company made the determination to abandon the use of software procured for use in its point-of-sale system.  Accordingly, the Company wrote off software assets with an aggregate net carrying value of $1.6 million as an impairment in the consolidated statement of comprehensive loss during the Fiscal 2013 Predecessor Period.

11. INCOME TAXES

Income tax expense (benefit) for Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period was as follows (dollars in thousands):

	Successor			Predecessor
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2013
	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)
Current:
Federal	$—	$—	$—	$—
State	211	100	5	37
Total current	$211	100	5	37
Deferred:
Federal	(21,801)	(8,192)	(1,055)	(4,442)
State	(2,677)	(1,364)	(135)	(91)
Change in valuation allowance	26,245	1,933	—	6,129
Total deferred	1,767	(7,623)	(1,190)	1,596
Total income tax expense (benefit)	$1,978	$(7,523)	$(1,185)	$1,633

Reconciliations of the statutory federal income tax benefit to the effective tax expense (benefit) for Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period are as follows (dollars in thousands):

	Successor			Predecessor
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2013
	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)
Statutory federal income tax benefit	$(21,093)	$(7,766)	$(1,073)	$(8,731)
Valuation allowance	26,245	1,933	—	6,129
State income tax (benefit) expense, net of federal benefit	(2,356)	(1,272)	(131)	259
Stock-based compensation deficiency on exercise	—	—	—	3,062
Non-deductible expenses	193	165	3	1,518
Benefit of federal tax credits	(388)	(270)	—	(264)
Other	(623)	(313)	16	(340)
	$1,978	$(7,523)	$(1,185)	$1,633

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

The components of deferred income tax assets and liabilities are comprised of the following (dollars in thousands):

	January 2, 2016	December 27, 2014
Inventory and other reserves	$(4,674)	$(4,427)
Prepaid taxes, insurance and service contracts	6,431	6,364
Property and equipment depreciation	(11,142)	(18,003)
Goodwill and intangible assets	(58,148)	(60,730)
Accrued compensation	1,271	1,310
Capital leases	11,536	10,738
Federal and state net operating loss carryforwards and federal credits	33,253	22,395
Valuation allowance	(28,828)	(2,609)
Other	6,607	3,035
	$(43,694)	$(41,927)

The Company has U.S. federal and state net operating losses of $70.9 million and $71.5 million, respectively, which expire beginning in 2029.  In addition, the Company has federal tax credits of $5.4 million, which expire beginning in 2027.

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

Based on an assessment of the available positive and negative evidence, including the Company’s historical results, the Company determined that there are uncertainties relating to its ability to utilize the net deferred tax assets excluding deferred tax liabilities attributable to the indefinite-lived tradename, which the Company cannot assume the reversal of under ASC 740.  In recognition of these uncertainties, the Company provided a 100% valuation allowance on the net deferred income tax assets during Fiscal 2009.  During Fiscal 2015, Fiscal 2014 and the Fiscal 2013 Predecessor Period, the Company established additional valuation allowance of $26.2 million, $1.9 million and $6.1 million, respectively, with offsetting charges to income tax expense (benefit).  Additionally, during Fiscal 2014 and the Fiscal 2013 Predecessor Period, the Company established additional valuation allowance of  $0.7 million and reduced valuation allowance by $0.2 million, respectively, related to amounts recorded in other comprehensive income (loss).

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

Due to net deferred tax liabilities recognized in conjunction with definite-lived intangible assets, property and equipment and certain other assets acquired and liabilities assumed, it was determined that it was more likely than not that the Company will be able to utilize deferred tax assets related to future tax deductions, and as such, the Company reversed the valuation allowance of $43.9 million related to acquired deferred tax assets, including NOLs, with a corresponding adjustment to goodwill at the date of the Management Purchase.  However, as previously noted, the Company has fully reserved for the net deferred tax assets generated in Fiscal 2015 and Fiscal 2014.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company did not have any unrecognized tax benefits during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, and the Company does not expect significant unrecognized tax benefits over the next twelve months.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The Company’s U.S. federal income tax return for the 2012 tax year and beyond remains subject to examination by the IRS.  State returns remain subject to examination for tax years 2008 and beyond depending on each state’s statute of limitations.

In September 2013, the IRS issued final regulations affecting costs to acquire, produce, or improve tangible property and re-proposed regulations affecting dispositions of tangible property.  The final regulations were effective for taxable years beginning on or after January 1, 2014.  The final regulations did not have a material impact on the Company’s consolidated financial statements.

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

Compensation expense recognized in connection with the Stock Plan amounted to $3.8 million during the Fiscal 2013 Predecessor Period, and is included in administrative expenses in the consolidated statements of comprehensive loss.

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

13. RELATED PARTY TRANSACTIONS

The Company was a party to a Transaction and Monitoring Fee Agreement with MSPE and Graycliff Partners LP (“Graycliff”).  This agreement was terminated upon the consummation of the Management Purchase.  In consideration of services provided, the Company paid an annual monitoring fee of $0.8 million to MSPE and $0.2 million to Graycliff, on a quarterly basis.  Following the Management Purchase, MSPE and Graycliff are no longer related parties.  Monitoring fees of $1.0 million were paid during the Fiscal 2013 Predecessor Period.  These fees are included in administrative expenses in the consolidated statements of comprehensive loss.

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

The components of net pension cost related to the SERP and other post-retirement plans are as follows (dollars in thousands):

	Successor			Predecessor
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2013
	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)
SERP:
Interest cost	$166	$159	$11	$126
Net pension cost	$166	$159	$11	$126
Other Post-Retirement Plans:
Interest cost	$140	$151	$11	$127
Service cost	1	1	—	2
Net pension cost	$141	$152	$11	$129

Estimated future benefit payments related to the SERP and other post-retirement plans are as follows (dollars in thousands):

		Other
		Post-Retirement
	SERP	Plans
2016	$647	$181
2017	613	222
2018	578	224
2019	540	225
2020	500	225
Subsequent five years	1,874	1,076

As these plans are unfunded, estimated contributions are expected to equal estimated benefit payments.

The changes in benefit obligation related to the SERP and other post-retirement plans are as follows (dollars in thousands):

		Other Post-
	SERP	Retirement Plans
Benefit obligation – December 28, 2013	$4,769	$3,551
Interest cost	159	151
Service cost	—	1
Actuarial loss	1,367	562
Total disbursements	(656)	(339)
Benefit obligation – December 27, 2014	5,639	3,926
Interest cost	166	140
Service cost	—	1
Actuarial loss	40	232
Total disbursements	(664)	(450)
Benefit obligation – January 2, 2016	$5,181	$3,849

The following table reflects the changes in accumulated other comprehensive (loss) income for Fiscal 2015 and Fiscal 2014:

	Fiscal 2015	Fiscal 2014
	(53 weeks)	(52 weeks)
SERP:
Net actuarial loss	$(40)	$(1,367)
Amortization of net gain	253	147
Total recognized in other comprehensive income (loss)	$213	$(1,220)
Other Post-Retirement Plans:
Net actuarial loss	(232)	$(561)
Amortization of net gain	86	60
Total recognized in other comprehensive loss	$(146)	$(501)

The net actuarial losses for Fiscal 2014 are attributable to decreases in the discount rates used to determine the benefit obligations, as well as the use of updated ‘RP-2014’ mortality tables.

The benefit plans have no plan assets and have unfunded status equal to their benefit obligations, which have been classified in the consolidated balance sheets as follows (dollars in thousands):

	SERP		Other Post-Retirement Plans
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Accrued expenses and other current liabilities	$647	$649	$181	$432
Other long-term liabilities	4,534	4,990	3,668	3,494
Total liability	$5,181	$5,639	$3,849	$3,926

Discount rate assumptions used to determine benefit obligations are as follows:

SERP		Other Post-Retirement Plans
January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
3.39%	3.14%	4.12%	3.79%

Discount rate assumptions used to determine net pension cost are as follows:

	Successor			Predecessor
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2013
	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)
SERP	3.14%	3.56%	2.80%	2.80%
Other post-retirement plans	3.79%	4.59%	3.40%	3.40%

The measurement date for the SERP and other post-retirement plans was December 31, 2015.

For guidance in determining the discount rate, the Company calculates the implied rate of return by matching the cash flows from the plans to yield curves of returns available on high-quality corporate bonds at the measurement date. The discount rate assumptions are reviewed annually and revised as deemed appropriate.  After the purchase of Tops Markets by Holding I in December 2007, the Company ceased participation in the SERP and other post-retirement plans.

Assumed health care cost trend rates used in the calculation of benefit obligations related to the medical benefits portion of other post-retirement plans are as follows:

	January 2, 2016	December 27, 2014
Initial health care cost trend rate	5.00%	5.50%
Ultimate health care cost trend rate	5.00%	5.00%
Year to reach ultimate trend rate	2016	2016

Other Benefit Plans

The Company maintains a defined contribution 401(k) plan that provides that under certain circumstances the Company will make matching contributions of up to 100% of the first 3%, and 50% of the next 2%, of a participant’s eligible contributions.  The Company incurred $2.8 million, $3.1 million, $0.2 million and $2.6 million of expense related to this 401(k) plan during Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, respectively.

Multiemployer Pension Plans

The Company contributes to pension plans for our supermarket employees represented by United Food and Commercial Workers, District Union Local One and for the Company’s warehouse and transportation employees represented by Teamsters Local 264.  These plans generally provide retirement benefits to participants based on their years of service to contributing employers.  The retirement benefits provided by these plans are generally not negotiated by participating employers.  During Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, the Company made contributions of $12.6 million, $10.6 million, $0.8 million and $9.2 million, respectively, to the United Food and Commercial Workers, District Local One plan.  During Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period, the Company made contributions of $5.2 million, $4.5 million, $0.1 million and $0.1 million, respectively, to the Teamster Local 264 plan, which the Fund returned.

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

The Company’s participation in these plans is outlined in the following table.  The “EIN / Plan Number” column provides the Employer Identification Numbers, or EINs, and the Plan Numbers.  The most recent Pension Protection Act Zone Statuses available in 2015 and 2014 are for the plan years ending December 31, 2014 and December 31, 2013, respectively.  The zone status is based on information that the Company received from the plans.  Among other factors, generally, plans in critical status (“red zone”) are less than 65 percent funded, plans in endangered or seriously endangered status (“yellow zone” or “orange zone”, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the “green zone.”  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan, or FIP, or a rehabilitation plan, or RP, is either pending or has been implemented by the trustees of the plan.

		Pension				FIP/RP		Expiration Dates
		Protection		Tops 5% of Total		Status		of Collective
	EIN/Plan	Act Zone Status		Contributions		Pending /	Surcharge	Bargaining
Pension Fund	Number	2015	2014	2015	2014	Implemented	Imposed	Agreements
UFCW Local One Pension Fund	16-6144007 / 001	Red	Red	Yes	Yes	Implemented	No	April 1, 2017 – October 6, 2018
New York State Teamsters Conference Pension and Retirement Fund	16-6063585 / 074	Red	Red	No	No	Implemented	No	August 10, 2019

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

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition of Erie Logistics from C&S.  This suspension was retroactive to the effective date of the acquisition.  During this “suspension” and thereafter through the date of this Annual Report on Form 10-K, Erie Logistics has elected to continue to make contributions to the Fund in accordance with the terms set forth in the collective bargaining agreements with Teamsters Local 264.  The Fund has rejected and returned these contributions.  During Fiscal 2015 and Fiscal 2014, these rejected contributions totaled $4.8 million and $4.2 million, respectively.  On May 27, 2014, the Fund provided Erie Logistics and C&S with notice of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition.  The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by the Employee Retirement Income Security Act (“ERISA”), of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund.  The Company is vigorously contesting this determination, through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable.  If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  During Fiscal 2015 and Fiscal 2014, the monthly conditional payments of withdrawal liability totaled $7.7 million and $3.8 million, respectively.  These monthly conditional payments are in addition to pension contributions the Company has elected to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept.  The aggregate conditional monthly payments of withdrawal liability, totaling $11.5 million as of January 2, 2016, have been recorded in other assets, while the aggregate rejected contributions that we have elected to make, totaling $9.0 million as of January 2, 2016, have been recorded in other long-term liabilities and cash within our consolidated balance sheet.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements by reason of the Company’s failing to participate in the Fund.

15. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Effective December 22, 2013, in connection with its purchase of all the membership interests of Erie Logistics and certain other assets from C&S, the Company modified its existing agreement with C&S whereby the Company resumed warehousing and transportation functions for the WNY warehouses, while C&S continues to provide procurement and purchasing services in support of the majority of the Company’s supply chain.  This modified agreement sets out the parties' respective responsibilities for the procurement and purchase of merchandise intended for use or resale in a majority of the Company’s supermarkets.  In consideration for the services it provides under this agreement, C&S is paid a fee based on all merchandise purchased by the Company from C&S through the WNY warehouses with C&S also having incentive income opportunities under the agreement.  As of April 1, 2015, the Company and C&S agreed in principal to amend certain operating terms of this agreement and extend the term through April 1, 2020.

On September 24, 2012, the Company entered into a separate agreement with C&S to provide warehousing, transportation, procurement and purchasing services in support of the 21 supermarkets acquired from GU Markets in October 2012.  This agreement expires on September 23, 2022.

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

Effective March 1, 2016, the Company extended its existing IT outsourcing agreement with HP Enterprise Services, LLC (“HP”) through February 29, 2024 to provide a wide range of information systems services.  Under this agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency.  The charges under this agreement are based upon the services requested at predetermined rates.

The costs of these purchase commitments are not reflected in the Company’s consolidated balance sheets.

Asset Retirement Obligations

The changes in the Asset Retirement Obligations are as follows (dollars in thousands):

Balance – December 28, 2013	$2,855
Obligations of acquired/new supermarkets	137
Accretion of liability	264
Balance – December 27, 2014	3,256
Obligations of acquired/new supermarkets	23
Accretion of liability	303
Balance – January 2, 2016	$3,582

Environmental Liabilities

The Company is contingently liable for potential environmental issues related to some of its properties.  As the Company is unaware of environmental issues that are expected to materially impact the Company’s consolidated financial statements as a whole, no amounts were accrued as of January 2, 2016 or December 27, 2014.

Collective Bargaining Agreements

The Company employs approximately 14,800 associates.  Approximately 83% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or two other UFCW unions.  Approximately 5% of these associates are members of Teamsters Local 264, who work in our WNY warehouse and distribution facilities.  All other associates are non-union.  The Company is a party to five collective bargaining agreements with Local One expiring between April 2017 and October 2018.  The Company has two non-Local One UFCW collective bargaining agreements that expire in April 2016 and February 2018.  The Company is also a party to three collective bargaining agreements with Teamsters Local 264 expiring in August 2019.

Legal Proceedings

Except as otherwise disclosed in this note, the Company is unaware of any legal proceedings that are expected to materially impact the Company’s consolidated financial statements as a whole.  No amounts related to contingent liabilities due to legal proceedings were accrued as of January 2, 2016 or December 27, 2014.

16. QUARTERLY DATA (UNAUDITED)

The table below reflects the unaudited results of operations for Fiscal 2015 and Fiscal 2014 (Dollars in thousands).

	16-week	12-week	12-week	13-week
	period ended	period ended	period ended	period ended
Fiscal 2015	April 18, 2015	July 11, 2015	October 3, 2015	January 2, 2016
Net sales	$722,850	$585,911	$560,744	$602,444
Gross profit	214,465	170,089	165,424	178,311
Operating income (1)	22,090	16,467	13,857	5,955
Income tax expense	(542)	(400)	(400)	(636)
Net loss (2)	(4,195)	(37,478)	(5,162)	(15,408)

	16-week	12-week	12-week	12-week
	period ended	period ended	period ended	period ended
Fiscal 2014	April 19, 2014	July 12, 2014	October 4, 2014	December 27, 2014
Net sales	$756,539	$596,200	$580,741	$574,835
Gross profit	214,137	167,154	165,033	160,193
Operating income	13,315	18,824	16,397	12,218
Income tax benefit (expense)	4,136	(470)	795	3,062
Net loss	(7,626)	(967)	(1,433)	(4,641)

(1)

The operating income for the 16-week period ended April 18, 2015 includes an $11.0 million gain on sale of assets related to the January 2015 sale of pharmacy scripts.  See Note 9 for further discussion.

(2)	The net loss for the 12-week period ended July 11, 2015 includes a $34.5 million loss on debt extinguishment related to the June 2015 financing activities. See Note 8 for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of January 2, 2016, the Chief Executive Officer and the Chief Financial Officer, together with other members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of January 2, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended January 2, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).  Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of January 2, 2016.

This 10-K does not include an attestation report of the Company’s registered public accounting firm regarding its internal control over financial reporting because as a non-accelerated filer our registered public accounting firm is not required to issue such an attestation report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of March 23, 2016.  Our executive officers and directors serve a term of office that ends when their successor is elected and qualified or their earlier death, resignation or removal.

Directors and executive officers	Age	Principal occupation or position
Frank Curci	64	Chief Executive Officer; Director and Chairman of the Board
David Langless	39	Executive Vice President and Chief Financial Officer
John Persons	49	President, Chief Operating Officer and Director
Kevin Darrington	48	Executive Vice President, Supply Chain and Information Technology and Director
Jack Barrett	69	Executive Vice President, Human Resources, Assistant Secretary and Director
Ron Ferri	42	Executive Vice President, Operations
Lynne Burgess	66	Director

Frank Curci. Mr. Curci has served as Chief Executive Officer and Director of the Company since December 2007 and as Chairman of the Board since December 1, 2013.  From December 2007 to October 2015, he served as President before relinquishing the position to Mr. Persons.  Mr. Curci has more than 40 years of experience in the supermarket industry.  From April 2005 to September 2006, he served as Chief Operating Officer for Alabama-based Southern Family Markets, a subsidiary of C&S, where he led the start-up of two chains emphasizing the neighborhood grocery store format.  From June 2004 to March 2005, he served as Senior Vice President of Operations at Farmer Jack, a supermarket chain based in Michigan.  While at Koninklijke Ahold N.V. from 1995 to 2003, Mr. Curci was Chief Executive Officer of Tops Markets, LLC and held senior leadership positions at the Bi-Lo chain in South Carolina and Edwards Super Food stores on the East Coast.  Mr. Curci also spent nine years from 1987 to 1995 at Mayfair Supermarkets, which operated as Foodtown in New Jersey.  Mr. Curci is the Chairman of the Board of Directors of Kaleida Health and a member of the Board of Directors of Topco Holdings, Inc, a buying cooperative and Fiesta Mart, LLC, a Houston based supermarket chain.  He is a certified public accountant and holds an M.B.A. and a B.A. from Rutgers University.

David Langless. Mr. Langless has served as Executive Vice President and Chief Financial Officer of the Company since October 5, 2015 and from October 2014 to October 2015 he served as Senior Vice President and Chief Financial Officer.  From August 2010 to October 2014, he was Vice President and Chief Accounting Officer and from August 2008 to August 2010, he was Director, Financial Reporting. Prior to joining the Company, he served as Director of Financial Reporting at Mark IV Industries, Inc.  Prior to Mark IV Industries, he spent six years in the assurance and business risk services practices of Ernst & Young, LLP.   He is a certified public accountant and holds an M.B.A. from the State University of New York at Buffalo and a B.S. in accounting from Canisius College.

John Persons. Mr. Persons has served as President and Chief Operating Officer of the Company since October 5, 2015 and as a Director of the Company since December 1, 2013.  From January 2015 to October 2015, he was Executive Vice President, Sales, Marketing and Merchandising.  He served as Senior Vice President of Retail Operations of the Company from December 2007 to December 2014.  He was Vice President of Retail Operations from November 2000 to December 2007.  Mr. Persons has worked for Tops for 31 years, holding positions of increasing responsibility in operations over that time.  Mr. Persons is a member of the Board of Directors of Summit Educational Resources Foundation and the Women and Children’s Hospital of Buffalo Foundation. He holds a B.A. and M.B.A. from the State University of New York at Buffalo.

Kevin Darrington. Mr. Darrington has served as Executive Vice President, Supply Chain and Information Technology of the Company since October 5, 2015 and as Director of the Company since December 1, 2013.  He served as Chief Operating Officer from March 2010 to October 2015 and from March 2010 to December 2010, he was Chief Operating Officer and Chief Financial Officer.  He was Senior Vice President and Chief Financial Officer from March 2008 to March 2010.  Prior to joining the Company, he was Senior Vice President and Chief Accounting Officer at Pathmark Stores from May 2006 to February 2008, Chief Financial Officer at Pharmaca Integrative Pharmacy from September 2005 to April 2006 and Vice President and Corporate Controller at Foot Locker Inc. from February 1998 to September 2005.  Mr. Darrington is a member of the Board of Directors of Food Bank of WNY, where he also serves on the Executive Committee and as Treasurer.  He is a certified public accountant and holds an M.B.A. from Temple University and a B.S. in accounting from Indiana University.

Jack Barrett. Mr. Barrett has served as Executive Vice President, Human Resources and Assistant Secretary of the Company since January 1, 2015 and as Director of the Company since December 1, 2013.  He served as Senior Vice President, Human Resources of the Company from 2000 to December 31, 2014.  He has worked for Tops for over 42 years.  Mr. Barrett’s areas of responsibility have included compensation and benefits, labor/associate relations, training and development, communications, diversity, legal compliance and employment.  Mr. Barrett was appointed the Vice President of Labor Relations in 1987 and Vice President of Human Resources in 1996.  He holds a B.S. from Canisius College.

Ron Ferri. Mr. Ferri has served as Executive Vice President, Operations of the Company since October 5, 2015 and from October 2014 to October 2015 was Senior Vice President of Distribution and Logistics.  From October 2013 to October 2014, he was Vice President of Distribution and from February 2010 to October 2013, he was a Regional Vice President of Operations.  Mr. Ferri has worked for Tops for 26 years, holding positions of increasing responsibility in the Company over that time.  Mr. Ferri is a member of the Board of Directors of Goodwill Industries of WNY, Inc.  He holds an M.B.A. from the State University of New York at Buffalo and a B.S. in Management from Houghton College.

Lynne Burgess. Ms. Burgess has served as Director of the Company since December 1, 2013 and as Counsel for the Company following her January 2, 2016 resignation from the position of Executive Vice President, General Counsel and Secretary, positions she held since January 1, 2015.  She served as Senior Vice President, General Counsel and Secretary of the Company from September 2010 to December 31, 2014.  Prior to joining the Company, she was with Asbury Automotive Group, where she was Vice President, General Counsel and Secretary from September 2002 to March 2009. From July 2001 to September 2002, Ms. Burgess served as General Counsel and Secretary to the Governance Committee for Oliver, Wyman & Company, LLC.  Prior to joining Oliver, Wyman & Company, she was Senior Vice President and General Counsel of Entex Information Services, Inc., a national personal computer systems integrator, from May 1994 until June 2000. Ms. Burgess holds a B.A. from William Smith College and a J.D. from Fordham Law School.

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

AUDIT COMMITTEE FINANCIAL EXPERT

We are a privately-held company and do not have any equity securities listed on a stock exchange.  We do not maintain a separate audit committee as those functions are performed by our full Board of Directors.  Though not formally considered by our Board of Directors, we believe that Mr. Darrington is an “audit committee financial expert” under the rules of the SEC; however, we do not believe that Mr. Darrington would be considered “independent” under the NASDAQ Listing Rules because of his position as an executive officer.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

On December 1, 2013, members of management, including several of our current named executive officers, consummated the Management Purchase.  Since the Management Purchase, the Company has not established a compensation committee, nor does it have a compensation committee charter, and does not expect to establish such a compensation committee in the foreseeable future. The Company does not believe it is necessary at this time to maintain a separate compensation committee because each member of the Board of Directors, other than Ms. Burgess, is an executive officer of the Company.  As such, the Company believes that it is most appropriate for the entire Board of Directors to perform the function of a compensation committee.

During Fiscal 2015, our Board of Directors oversaw our executive compensation program. Our chief executive officer (“CEO”) evaluated the performance and reviewed the compensation of our executive officers, including the named executive officers, and made recommendations to the Board of Directors for all executive officers based on several factors, including individual performance, business results, and general information related to compensation at other private companies.  The Board of Directors discussed compensation issues and, based on the recommendations of the CEO and its own review and evaluation, made the final decisions regarding compensation elements for the executive officers, including base salary, benefits, bonus opportunities, and incentive plan design and award levels for the Fiscal 2015 compensation discussed herein.

This Compensation Discussion and Analysis describes the compensation program for our executive officers, including our named executive officers, and the basis for decisions regarding their compensation for Fiscal 2015.  Messrs. Curci, Langless, Persons, Darrington, and Ms. Burgess were our named executive officers for Fiscal 2015.  Effective January 2, 2016, Ms. Burgess resigned from her position as Executive Vice President, General Counsel and Secretary.  Ms. Burgess serves as Counsel to the Company and continues to serve on the Company’s Board of Directors.

What was our Fiscal 2015 compensation philosophy?

During Fiscal 2015, our guiding philosophy was to provide a total compensation package that would enable us to attract and retain highly talented executives necessary to endeavor to sustain our current and long-term success. Our Fiscal 2015 compensation was designed to motivate our executive officers to create value for our stakeholders through the achievement of our short-term and long-term business objectives, while maintaining our commitment to our core values of honesty, integrity, and respect.

The Fiscal 2015 compensation programs were designed to achieve these objectives by:

•	providing our executive officers with competitive base salaries, defined contribution and health and welfare plan benefits, severance and change of control protections, and limited perquisites; and
•	providing an annual performance-based cash incentive plan based on the attainment of financial, operational and company objectives.

What were the key principles that influenced our Fiscal 2015 compensation decisions?

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

What were the components of our Fiscal 2015 compensation program?

Our Fiscal 2015 compensation program consisted of the following components:

•	Base salary;
•	Annual short-term incentive-based bonus plan (non-equity performance-based cash incentive pay);
•	Long-term incentives under the Tops MBO Corporation 2014 Stock Option Plan
•	Participation in broad-based defined contribution and health and welfare benefit plans;

•	Severance and change of control protections; and
•	Limited perquisites.

During Fiscal 2015, we did not provide special retirement arrangements or significant personal benefits for our executive officers, including the named executive officers.

How did we determine the portion of total compensation allocated to base salary during Fiscal 2015?

An executive officer’s base salary is a fixed component of compensation and does not vary depending on the level of performance achieved.  This element of total compensation was intended to attract and retain talented executives.  Base salaries were determined for each executive officer based on his or her position and responsibilities.  The base salary for each executive officer is reviewed annually, as well as at the time of any promotion or significant change in job responsibilities, and during any such review, we consider individual and Company performance over the course of the prior fiscal year.

What key compensation decisions did the Compensation Committee make for Fiscal 2015 regarding base salaries?

In April 2015, the Board of Directors approved base salary increases for each of our named executive officers, all of which resulted in increases of three percent.  Effective October 2015, Mr. Persons received an increase of 49.8% in connection with his appointment to President and Chief Operating Officer and Mr. Langless received an increase of 6.8% in connection with his appointment to Executive Vice President and Chief Financial Officer.  The new annual base salaries at the end of Fiscal 2015 for our named executive officers were: for Mr. Curci, $622,944; for Mr. Langless, $275,000; for Mr. Persons, $500,000; and for Mr. Darrington, $417,150.

How did we determine the amount of the annual cash bonus for Fiscal 2015 that we paid to each of our named executive officers?

For Fiscal 2015, the annual short-term incentive-based bonus plan for named executive officers was designed to reward the achievement of Company-wide annual financial and operational goals.

Effective January 1, 2015, the Board of Directors determined that the target annual cash bonus for each named executive officer would be: for Mr. Curci, 100 percent of his base salary rate; for Mr. Langless, 60 percent of his base salary rate; for Mr. Persons, 70 percent of his base salary rate; for Mr. Darrington, 85 percent of his base salary rate; and for Ms. Burgess, 70 percent of her base salary rate.  Effective October 11, 2015, the Board of Directors determined that the target annual cash bonus for Mr. Langless would be 70 percent of his base salary rate in connection with his appointment to Executive Vice President and Chief Financial Officer; for Mr. Persons would be 100 percent of his base salary rate in connection with his appointment to President and Chief Operating Officer; and for Mr. Darrington would be 90 percent of his base salary rate in connection with his appointment to Executive Vice President, Supply Chain and Information Technology.  The annual cash bonus payment was pro-rated for the number of weeks served within each position during Fiscal 2015 and the actual ending base salary rate for each respective position.  In Fiscal 2015, our named executive officers’ bonus realization was determined based on achievement of one objective factor described below.

In administering the Fiscal 2015 short-term incentive-based bonus plan for the named executive officers, an objective performance measure, Adjusted EBITDA, was used to determine the bonus levels for Fiscal 2015.  Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, adjusted to exclude certain one-time and non-cash expenses such as LIFO inventory valuation adjustments and share-based compensation.  The Board of Directors selected this metric on which to base the annual cash bonus for Fiscal 2015 because it represents the primary measure by which increased value for stakeholders is determined.

The target achievement level in Fiscal 2015 for Adjusted EBITDA was $135,083,124.  Our actual Fiscal 2015 results produced $132,711,872 in Adjusted EBITDA.  The predetermined payout scale for Adjusted EBITDA ranged from 90.1% of the targeted Adjusted EBITDA amount (the minimum level at which a bonus payout would have been awarded), which would have resulted in a payout of 1% of the targeted bonus amount, to 110% of the targeted Adjusted EBITDA amount, which would have resulted in a payout of 200% of the targeted bonus amount.  The resulting overall bonus payout percentage of 82.45% was consistent with the percentage paid to the remainder of the Company’s administrative management team.  The annual cash incentive bonus amount paid to each named executive officer for Fiscal 2015 is reported in the Summary Compensation Table.

What types of long-term incentive programs did we maintain during Fiscal 2015 for our named executive officers?

During Fiscal 2015, the primary vehicle for offering long-term incentives was the Tops MBO Corporation 2014 Stock Option Plan, as adopted on April 3, 2014 (the “2014 Stock Option Plan”), under which Tops MBO Co has granted options to purchase shares of common stock of Tops MBO Co to key employees responsible for the success and growth of our Company, including two named executive officers, Messrs. Langless and Persons.  Tops MBO Co, our parent entity, believes that granting stock options provides our employees a meaningful stake in the future of and an opportunity to participate in the growth of our Company, and is the best method for motivating our executive and other officers to manage our Company in a manner consistent with the interests of our Company and our other stakeholders.  Tops MBO Co also regards the 2014 Stock Option Plan as a key retention tool for employees and officers other than named executive officers.  Retention was an important factor in Tops MBO Co’s determination of the size of each option grant, the vesting schedules and other terms of these grants.

During Fiscal 2015, stock options to purchase shares of common stock of Tops MBO Co were granted to Mr. Langless in connection with his appointment to Executive Vice President, Chief Financial Officer and to Mr. Persons in connection with his appointment to President and Chief Operating Officer.

For more information on stock options granted under the 2014 Stock Options Plan during Fiscal 2015, please refer to the Grants of Plan Based Awards table.

What other benefits or perquisites are offered to our named executive officers?

Retirement and Other Benefits.  During Fiscal 2015, our named executive officers were eligible to participate in our 401(k) retirement savings plan, the same plan in which all of our non-union employees participated.  We did not offer any additional retirement benefits to our named executive officers.  The benefits package offered to our named executive officers consisted of health, welfare, short-term and long-term disability, and life insurance benefits, all of which were also available to other non-union employees.  This element of total compensation was designed to be market competitive to attract and retain talented executives, given that most of our competitors provide a 401(k) plan and similar health, welfare, disability and life insurance benefits.  We also provided our named executive officers the use of a company car and a company-paid supplemental long-term disability plan.

Severance and Change of Control Arrangements.  The severance and change of control arrangements in place for each of our named executive officers during Fiscal 2015 represented amounts that we believed were necessary to retain our executives in light of market and other uncertainties and were consistent with market practices.  Messrs. Curci, Langless, Persons, Darrington, and Ms. Burgess were entitled to certain severance benefits in the event of their termination of employment without cause under their respective employment agreements.  In addition, the 2014 Stock Option Plan provides that effective upon the date of a change of control of Tops MBO Co, any outstanding unvested stock option awards granted under the 2014 Stock Option Plan would automatically vest and become exercisable as of the effective date of the change of control.  We believe these severance and change of control arrangements are necessary to retain the services of our named executive officers and to afford them reasonable severance protection so that they can focus on realizing value for stakeholders in the event of a change of control and other circumstances that could result in a loss of employment.  The Board of Directors reviewed these arrangements and had discretion to adjust them to take into account market information and our evolving business goals.  During Fiscal 2015, no adjustments were made to any such arrangements.

For more information regarding the 2014 Stock Option Plan, please see the section entitled “2014 Stock Option Plan”.

BOARD OF DIRECTORS REPORT

The Board of Directors has reviewed and discussed the foregoing Compensation Discussion and Analysis at the conclusion of Fiscal 2015, and based on this review and discussion, approved its inclusion in this 10-K.

Frank Curci, Chairman

John Persons

Kevin Darrington

Jack Barrett

Lynne Burgess

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has not established a compensation committee and our Board of Directors oversees our executive compensation program.  Except for Ms. Burgess, all of our directors are also executive officers.

EXECUTIVE COMPENSATION

The table below shows the compensation of our named executive officers for Fiscal 2015:

2015 SUMMARY COMPENSATION TABLE

					Non-Equity
					Incentive
				Option	Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($)
Frank Curci	2015	617,012	—	—	513,617	47,453	1,178,082
Chief Executive Officer and	2014	600,923	—	—	151,200	45,652	797,775
Chairman of the Board	2013	555,327	2,674,200	—	140,000	45,521	3,415,048

David Langless	2015	258,750	—	25,795	134,013	37,540	456,098
Executive Vice President, Chief Financial Officer	2014	184,406	—	54,103	37,500	32,622	308,631

John Persons	2015	365,717	—	42,875	239,070	31,595	679,257
President and Chief Operating Officer	2014	321,923	—	—	48,600	31,070	401,593
	2013	296,538	1,054,650	—	45,000	31,180	1,427,368

Kevin Darrington	2015	413,178	—	—	295,987	21,817	730,982
Executive Vice President, Supply Chain and	2014	402,404	—	—	75,937	28,121	506,462
Information Technology	2013	372,058	1,522,700	—	70,313	35,097	2,000,168

Lynne Burgess(5)	2015	323,931	—	—	188,754	33,662	546,347
Former Executive Vice President, General Counsel	2014	315,485	—	—	47,628	33,781	396,894
and Secretary	2013	291,577	333,000	—	44,100	29,160	697,837

(1)

The Fiscal 2013 amounts reflect the final cash payments pursuant to the Bonus Award Agreements effective October 27, 2009 and cash paid in connection with the May 15, 2013 dividend recapitalization and stock option repricing (“2013 Option Payments”).  Amounts under the Bonus Award Agreements effective October 27, 2009 were paid to Mr. Curci in the amount of $450,000, to Mr. Persons in the amount of $166,650, and to Mr. Darrington in the amount of $250,100.  2013 Option Payments were equal to the difference between the per-share dividend paid to shareholders and the reduction in the exercise price associated with the outstanding options.  2013 Option Payments in connection with the consummation of the closing of our offering of the Holding II Notes were paid to Mr. Curci in the amount of $2,224,200, to Mr. Persons in the amount of $888,000, to Mr. Darrington in the amount of $1,272,600, and to Ms. Burgess in the amount of $333,000.

(2)

Stock options awarded to Messrs. Langless and Persons during Fiscal 2015 pursuant to the 2014 Stock Option Plan are stock options to purchase shares of common stock of Tops MBO Co. Stock options awarded to Mr. Langless during Fiscal 2014 pursuant to the 2014 Stock Option Plan are stock options to purchase shares of common stock of Tops MBO Co.  Amounts reflect the aggregate grant date fair value of stock option awards computed using FASB ASC Topic 718.

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

(5)	Ms. Burgess resigned from the position of Executive Vice President, General Counsel and Secretary effective January 2, 2016.

EQUITY AND NON-EQUITY INCENTIVE PLANS

The table below sets forth equity and non-equity compensation awards granted to our named executive officers during Fiscal 2015:

2015 GRANTS OF PLAN-BASED AWARDS

				All Other			Grant
				Option			Date Fair
				Awards:			Value of
	Estimated Future Payouts Under Non-			Number of	Option		Stock and
	Equity Incentive Plan Awards			Securities	Exercise		Option
	Threshold	Target	Maximum	Underlying	Price	Grant	Awards
Name	($) (1)	($) (1)	($) (1)	Options (#) (2)	($/share)	Date	($) (3)
Frank Curci	—	622,944	—	—	—	—	—
David Langless	—	162,538	—	500	46.64	1/30/2015	8,645
				1,000	46.64	10/12/2015	17,150
John Persons	—	289,957	—	2,500	46.64	10/12/2015	42,875
Kevin Darrington	—	358,990	—	—	—	—	—
Lynne Burgess	—	228,932	—	—	—	—	—

(1)

Represents annual incentive award targets under our annual cash bonus plan for Fiscal 2015.  The awards for named executive officers did not have threshold or maximum amounts.  Actual amounts earned by the named executive officers under our annual cash bonus plan for Fiscal 2015 are reported in the Summary Compensation Table.

(2)	Represents stock option awards to purchase shares of common stock of Tops MBO Co.

(3)	This amount represents the aggregate grant date fair value of stock option awards to purchase shares of common stock of Tops MBO Co computed using FASB ASC Topic 718.

2014 STOCK OPTION PLAN

During Fiscal 2015, Tops MBO Co, our parent entity, maintained an equity incentive plan, the 2014 Stock Option Plan, under which its Board of Directors was permitted to grant stock option awards to eligible employees, directors and consultants.  The stock options awarded pursuant to the 2014 Stock Option Plan are options to purchase shares of common stock of Tops MBO Co.

The terms of any stock option granted under the 2014 Stock Option Plan ware generally set forth in an option agreement with the grantee; nonetheless, the exercise price for stock options awarded under the 2014 Stock Option Plan is required to equal or exceed the fair market value of a share of Tops MBO Co common stock on the date of grant, and the term of any option granted cannot exceed ten years.  As a condition precedent to the issuance of shares upon exercise of a stock option, the grantee is required to become party to and comply with the Shareholders’ Agreement as defined below.  Under the 2014 Stock Option Plan, the Tops MBO Co Board of Directors may adjust outstanding stock options in an equitable manner in the event of a corporate transaction, equity restructuring or change in the capitalization of Tops MBO Co to preserve the aggregate intrinsic value of those stock options.

Stock options granted during Fiscal 2015 under the 2014 Stock Option Plan vest 50% on the first anniversary of the date of grant and 100% on the second anniversary of the date of grant.  The 2014 Stock Option Plan provides that, unless an applicable stock option agreement provides otherwise, upon a change of control of Tops MBO Co, any outstanding unvested stock option awards granted under the 2014 Stock Option Plan will automatically vest and become exercisable on the effective date of the change of control.  A change of control under the 2014 Stock Option Plan includes (i) a change in the ownership of 75 percent or more of the total voting power of the voting securities of Tops MBO Co; (ii) a merger or consolidation of Tops MBO Co that would result in a change in more than 75 percent of the total voting power represented by the voting securities of Tops MBO Co or a surviving entity; (iii) the consummation of a complete liquidation of Tops MBO Co or an agreement for the sale of substantially all of the assets of Tops MBO Co; or (iv) any other condition or event that the Board of Directors determines to be a change of control, which could include the sale of one or more of the subsidiaries of Tops MBO Co.  A change of control does not include any acquisition of securities or voting power due to a public offering.

The following table gives information on stock option awards that were outstanding for each named executive officer at January 2, 2016; which represent an option to purchase shares of common stock of Tops MBO Co:

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options (#)	Exercise Price	Expiration
Name	Exercisable (#)	Unexerciseable	($) / Share	Date
David Langless	700	—	176.65	4/3/2024
		500 (1)	46.64	1/30/2025
		1,000 (2)	46.64	10/12/2025
John Persons	—	2,500 (2)	46.64	10/12/2025

(1)	Stock options granted under the 2014 Stock Option Plan on January 30, 2015 vest 50% on January 30, 2016, with the remaining 50% to vest on January 30, 2017.
(2)	Stock options granted under the 2014 Stock Option Plan on October 12, 2015 vest 50% on October 12, 2016, with the remaining 50% to vest on October 12, 2017.

All equity awards previously granted to our named executive officers by Holding II have vested in full and been exercised.  During Fiscal 2015, no named executive officers exercised any stock options.

RETIREMENT ARRANGEMENTS FOR NAMED EXECUTIVE OFFICERS

During Fiscal 2015, we did not provide special retirement benefits to our named executive officers. Our named executive officers were eligible to participate in the Tops Markets, LLC 401(k) retirement savings plan, which is available to all of our non-union employees, and which is described in Note 14 to the consolidated financial statements included elsewhere in this 10-K.

EMPLOYMENT AGREEMENTS

As of January 2, 2016, all of our named executive officers were party to employment agreements or other similar agreements with Tops Markets, LLC.

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

John Persons

Mr. Persons’ original employment agreement became effective on May 2, 2010.  This agreement was terminated and a new agreement entered into on August 20, 2014.  The new agreement was amended on November 11, 2014, effective January 1, 2015.  Under Mr. Persons’ amended agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary as determined by the Board of Directors from time to time.  Mr. Persons’ amended employment agreement does not provide for a set term of employment; however, if we terminate Mr. Persons’ employment without cause, he is entitled to severance, payable in a lump sum, as follows:  (i) the amount of two times his annual base salary, (ii) an amount equal to the economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental, and vision coverage pursuant to COBRA under the Company’s health and dental plans, (iii) an amount equal to his target annual bonus for the year in which the termination date occurs, pro-rated for the whole months employed during the year, and (iv) an amount equal to two times his target annual bonus for the year in which the termination date occurs. Mr. Persons is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of two years after his termination of employment and will not disclose the Company’s confidential information. During that same period, Mr. Persons is also prohibited from soliciting our customers, suppliers and other employees.

Kevin Darrington

Mr. Darrington’s original employment agreement became effective on March 3, 2008.  This agreement was terminated and a new agreement entered into on August 20, 2014.  The new agreement was amended on November 11, 2014, effective January 1, 2015.  Under Mr. Darrington’s amended agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary as determined by the Board of Directors from time to time.  Mr. Darrington’s amended employment agreement does not provide for a set term of employment; however, if we terminate Mr. Darrington’s employment without cause, he is entitled to severance, payable in a lump sum, as follows: (i) the amount of two times his annual base salary, (ii) an amount equal to the economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental, and vision coverage pursuant to COBRA under the Company’s health and dental plans, (iii) an amount equal to his target annual bonus for the year in which the termination date occurs, pro-rated for the whole months employed during the year, and (iv) an amount equal to two times his target annual bonus for the year in which the termination date occurs. Mr. Darrington is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of two years after his termination of employment and will not disclose the Company’s confidential information. During that same period, Mr. Darrington is also prohibited from soliciting our customers, suppliers and other employees.

Lynne Burgess

Ms. Burgess resigned from her position as Executive Vice President, General Counsel and Secretary effective January 2, 2016.  She will continue to serve on the Company’s Board of Directors and entered into a new employment agreement as Counsel to the Company effective January 3, 2016.  Under the new agreement, Ms. Burgess is entitled to a salary subject to the number of days worked per week.  Ms. Burgess’ employment agreement does not provide for a set term of employment.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

We entered into employment agreements and maintain incentive plans that require us to provide compensation to our named executive officers in the event of termination of their employment without cause. The amount of compensation payable to each named executive officer in each situation is listed in the table below, based on the assumption that the triggering event took place on January 2, 2016:

		Value of	Value of	Present
		Unvested	Annual	Value	Other
		Equity-	Incentive	of Health /	Compensation
		Based	Bonus	Welfare	or
	Severance	Awards	Awards	Benefits	Payments	Total
	($) (1)	($) (2)	($) (3)	($) (4)	($)	($)
Involuntary termination without cause
Frank Curci	1,245,888	—	1,868,832	6,781	—	3,121,501
David Langless	550,000	25,795	487,614	16,442	—	1,079,851
John Persons	1,000,000	42,875	869,871	5,109	—	1,917,855
Kevin Darrington	834,300	—	1,076,970	6,700	—	1,917,970
Death and disability
Frank Curci	—	—	622,944	—	—	622,944
David Langless	—	—	162,538	—	—	162,538
John Persons	—	—	289,957	—	—	289,957
Kevin Darrington	—	—	358,990	—	—	358,990

(1)	Set at two times the annual base salary for each of the named executive officers.
(2)

Amounts reflect the aggregate grant date fair value of stock option awards computed using FASB ASC Topic 718.  The treatment upon termination for equity awards is further described under the heading “2014 Stock Option Plan” following the Grants of Plan Based Awards table.  The value of unvested equity-based awards for Messrs. Langless and Persons represent stock options to purchase shares of common stock of Tops MBO Co.

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

DIRECTOR COMPENSATION

In Fiscal 2015, we did not pay any compensation, reimburse any expenses of, or make any equity awards or non-equity awards to, members of our Board of Directors for service as director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of common stock of Tops Holding II Corporation of each of our directors and our named executive officers and all current directors and executive officers as a group as of March 23, 2016. The address of each of the shareholders listed below is c/o Tops Holding II Corporation 6363 Main Street, Williamsville, New York 14221.

	Number of Shares	Percentage of
Name of beneficial owner	Beneficially Owned	Outstanding Shares(7)
Frank Curci	63,805(1)	50.42%
John Persons	24,270(2)	19.18%
Kevin Darrington	23,935(3)	18.91%
Jack Barrett	8,825(4)	6.97%
Lynne Burgess	2,039(5)	1.61%
David Langless	1,931(6)	1.53%
Current directors and executive officers as a group (7 persons)	125,299	99.00%

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

(1)	Includes 63,804 shares beneficially owned due to ownership of 59,581 shares of common stock of Tops MBO Co.
(2)	Includes 24,269 shares beneficially owned due to ownership of 22,663 shares of common stock of Tops MBO Co.
(3)	Includes 23,934 shares beneficially owned due to ownership of 22,350 shares of common stock of Tops MBO Co.
(4)	Includes 8,824 shares beneficially owned due to ownership of 8,240 shares of common stock of Tops MBO Co.
(5)	Includes 2,038 shares beneficially owned due to ownership of 1,903 shares of common stock of Tops MBO Co.
(6)	Includes 1,205 shares beneficially owned due to ownership of 1,125 shares of common stock of Tops MBO Co and exercisable options to acquire 700 shares of common stock of Tops MBO Co.
(7)

Percentage of shares of common stock owned is based on 126,559 shares of common stock of Tops Holding II Corporation issued and outstanding, except for purposes of the calculation for Mr. Langless and the current directors and executive officers as a group, the percentage of shares of common stock owned is based on 126,559 shares of common stock of Tops Holding II Corporation issued and outstanding and exercisable options to acquire 1,400 shares of common stock of Tops MBO Co, which would convert to 1,453 shares beneficially owned of Holding II, of which 700 are held by Mr. Langless and the remaining 700 held by another executive officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policy with Respect to Approval of Related Person Transactions

The terms and conditions of all transactions between us and any employee, officer, director and certain of their family members and other related persons required to be reported under Item 404 of SEC Regulation S-K are reviewed and approved by directors who do not have a direct or indirect interest in such transaction.  We have not adopted written policies and procedures with respect to the approval of related person transactions.  Generally, under the agreements governing the 2022 Notes, the 2018 Notes and the 2017 ABL Facility, we are prohibited from entering into transactions with affiliates except upon terms that, taken as a whole, are materially not less favorable to us than could be obtained, at the time of such transaction, in a comparable arm's-length transaction with a person that is not such an affiliate.

Shareholders’ Agreement

The Shareholders of Tops MBO Co and any holders of stock options granted under the 2014 Stock Option Plan are parties to a Shareholders’ Agreement dated November 29, 2013, as amended (the “Shareholders’ Agreement”).  A previous shareholders’ agreement among Morgan Stanley Global Private Equity and the other former shareholders of Holding II has been terminated.  The Shareholders’ Agreement contains provisions respecting the election of directors, and provides for certain restrictions on transfer, tag-along rights, drag-along rights, preemptive rights, and put and call rights arising in certain events, each as is customary for agreements of this type.

DIRECTOR INDEPENDENCE

We have no securities listed for trading on a national securities exchange or on an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its Board of Directors be independent.  For purposes of complying with the disclosure requirements of this 10-K, we have adopted the definition of independence used by the NASDAQ Stock Market.  Though not formally considered by our Board of Directors, we do not believe that any of our directors would qualify as an “independent director” based upon the definition set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules given that each director also serves or within the prior three years served as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as the independent registered public accounting firm for Holding II for Fiscal 2015, Fiscal 2014, the Fiscal 2013 Successor Period and the Fiscal 2013 Predecessor Period.

Fees

The following table sets forth the aggregate fees billed to Holding II by Deloitte & Touche LLP and its affiliate, Deloitte Tax LLP, for services rendered for Fiscal 2015 and Fiscal 2014, all of which were pre-approved by the Board of Directors in compliance with its policy.

	Fiscal 2015	Fiscal 2014
	(53 weeks)	(52 weeks)
Audit fees	$870,000	$929,519
Audit-related fees	95,616	5,150
Total	$965,616	$934,669

The Board of Directors considered whether the provision by Deloitte & Touche LLP of non-audit services for the fees identified above was compatible with maintaining Deloitte & Touche LLP’s independence and determined that it was compatible.

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

The Board of Directors has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by our independent auditors.  The Board of Directors will, on an annual basis, consider and approve the provision of audit and non-audit services by Deloitte & Touche LLP (other than with respect to de minimus exceptions permitted by Rule 2-01(c)(7)(i)(c) of SEC Regulation S-X).  Thereafter, the Board of Directors will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services, which are not encompassed by the Board of Directors’ annual pre-approval and are not prohibited by law.  The Board of Directors may delegate the authority to a director to pre-approve, on a case-by-case basis, non-audit services to be performed by Deloitte & Touche LLP, which are not encompassed by the Board of Directors’ pre-approval and not prohibited by law.  A director with delegated authority must report back to the Board of Directors at the first Board of Directors meeting following any such pre-approvals.  None of the services described above provided by Deloitte & Touche LLP were approved by the Board of Directors under the de minimus exception rule.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this 10-K.
(1)	Consolidated Financial Statements: See Item 8 of Part II of this 10-K.
(2)	Financial Statement Schedules.
a.	Schedule I – Condensed Financial Information of Tops Holding II Corporation
b.	Schedule II – Valuation and Qualifying Accounts
c.	All other schedules are omitted because they are not required or do not apply, or the required information is included elsewhere in the consolidated financial statements or notes thereto.
(b)	Exhibits are incorporated herein by reference or are filed with this report as indicated.

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

4.4**

First Amendment, dated April 3, 2014, to Shareholders’ Agreement dated as of November 29, 2013 among Tops MBO Corporation, its shareholders identified therein, Tops Holding II Corporation and its shareholders identified therein. (filed as Exhibit 4.6 to Tops Holding II Corporation’s Annual Report on Form 10-K filed March 26, 2015, and incorporated herein by reference).

4.5**

Indenture, dated as of June 10, 2015, by and among Tops Holding LLC, Tops Markets II Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee and Collateral Agent.  (filed as Exhibit 4.1 to Tops Holding LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Current Report on Form 8-K filed June 11, 2015, and incorporated herein by reference).

4.6**

The Security Agreement, dated June 10, 2015, among Tops Holding LLC, Tops Markets II Corporation, the Guarantors named therein and U.S. Bank National Association, as collateral agent.  (filed as Exhibit 4.2 to Tops Holding LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Current Report on Form 8-K filed June 11, 2015, and incorporated herein by reference).

Exhibit No.

4.7**

Joinder Agreement, dated June 10, 2015, among Bank of America, N.A., as agent under the Amended and Restated Credit Agreement, U.S. Bank National Association, as Collateral Agent, and acknowledged by Tops Holding LLC, Tops Markets II Corporation and the other persons signatory thereto.  (filed as Exhibit 4.3 to Tops Holding LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Current Report on Form 8-K filed June 11, 2015, and incorporated herein by reference).

4.8**

Trademark Security Agreement, dated June 10, 2015, among Tops Markets, LLC, Tops PT, LLC and U.S. Bank National Association, as collateral agent.  (filed as Exhibit 4.4 to Tops Holding LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Current Report on Form 8-K filed June 11, 2015, and incorporated herein by reference).

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

10.10††**

First Amendment, dated November 11, 2014, to Executive Employment Agreement between Frank Curci and Tops Markets, LLC. (filed as Exhibit 10.21 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on November 17, 2014, and incorporated herein by reference).

10.11††**

First Amendment, dated November 11, 2014, to Executive Employment Agreement between Kevin Darrington and Tops Markets, LLC. (filed as Exhibit 10.22 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on November 17, 2014, and incorporated herein by reference).

10.12††**

First Amendment, dated November 11, 2014, to Executive Employment Agreement between John Persons and Tops Markets, LLC. (filed as Exhibit 10.23 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on November 17, 2014, and incorporated herein by reference).

Exhibit No.

10.13††**

First Amendment, dated November 11, 2014, to Executive Employment Agreement between Jack Barrett and Tops Markets, LLC. (filed as Exhibit 10.24 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on November 17, 2014, and incorporated herein by reference).

10.14††**

First Amendment, dated November 11, 2014, to Executive Employment Agreement between David Langless and Tops Markets, LLC. (filed as Exhibit 10.26 to Tops Holding II  Corporation’s Quarterly Report on Form 10-Q filed on November 17, 2014, and incorporated herein by reference).

10.15††**

Executive Employment Agreement, dated as of October 23, 2014, between Ron Ferri and Tops Markets, LLC. (filed as Exhibit 10.17 to Tops Holding II  Corporation’s Annual Report on Form 10-K filed on March 26, 2015, and incorporated herein by reference).

10.16††**

First Amendment, dated November 11, 2014, to Executive Employment Agreement between Ron Ferri and Tops Markets, LLC. (filed as Exhibit 10.18 to Tops Holding II  Corporation’s Annual Report on Form 10-K filed on March 26, 2015, and incorporated herein by reference).

10.17*	Offer Letter, dated November 30, 2015, between Lynne Burgess and Tops Markets, LLC.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.1**	Code of Ethics. (filed as Exhibit 14.1 to Tops Holding LLC’s Annual Report on Form 10-K filed March 29, 2012 (File No. 333-168065), and incorporated herein by reference).

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
David Langless
Executive Vice President and Chief Financial Officer
March 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 23, 2016.

Signature	Title

/s/ Frank Curci	Chief Executive Officer and Director and Chairman of the Board
Frank Curci	(Principal Executive Officer)

/s/ David Langless	Executive Vice President and Chief Financial Officer
David Langless	(Principal Financial Officer and Principal Accounting Officer)

/s/ John Persons	President, Chief Operating Officer and Director
John Persons

/s/ Kevin Darrington	Executive Vice President, Supply Chain and Information Technology and Director
Kevin Darrington

/s/ Jack Barrett	Executive Vice President, Human Resources, Assistant Secretary and Director
Jack Barrett

/s/ Lynne Burgess	Director
Lynne Burgess

Schedule I

TOPS HOLDING II CORPORATION

CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING II CORPORATION

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	January 2, 2016	December 27, 2014
Assets
Investment in subsidiary	$12,021	$134,492
Total assets	$12,021	$134,492
Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$400	$474
Total current liabilities	400	474
Long-term debt	84,045	143,785
Total liabilities	84,445	144,259
Total shareholders’ deficit	(72,424)	(9,767)
Total liabilities and shareholders’ deficit	$12,021	$134,492

Schedule I

TOPS HOLDING II CORPORATION

CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING II CORPORATION

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Successor			Predecessor
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2013
	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)
Equity loss from subsidiary	$(47,098)	$(131)	$(806)	$(7,760)
Operating expenses
Administrative expenses	—	—	—	(10,893)
Total operating expenses	—	—	—	(10,893)
Loss on debt extinguishment	(3,540)	—	—	—
Interest expense, net	(11,605)	(14,536)	(1,076)	(7,926)
Loss before income taxes	(62,243)	(14,667)	(1,882)	(26,579)
Net loss	(62,243)	(14,667)	(1,882)	(26,579)
Change in postretirement benefit obligation	67	(1,721)	49	590
Comprehensive loss	$(62,176)	$(16,388)	$(1,833)	$(25,989)

Schedule I

TOPS HOLDING II CORPORATION

CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING II CORPORATION

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor			Predecessor
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2013
	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)
Net cash used in operating activities	$(10,397)	$(13,126)	$(10,204)	$—
Cash flows provided by financing activities:
Capital contributions	75,727	25,697	7,656	50
Repayments of long-term debt borrowings	(63,296)	—	—	—
Debt extinguishment costs incurred	(1,258)
Dividend	(775)	(12,571)	—	(141,920)
Purchase of treasury stock	(1)	—	—	—
Proceeds from long-term debt borrowings	—	—	—	148,500
Purchase of shares	—	—	—	(4,259)
Stock option exercises	—	—	—	227
Contribution to Tops MBO Corporation	—	—	—	(50)
Net cash provided by financing activities	10,397	13,126	7,656	2,548
Net change in cash and cash equivalents	—	—	(2,548)	2,548
Cash and cash equivalents-beginning of period	—	—	2,548	—
Cash and cash equivalents-end of period	$—	$—	$—	$2,548

Schedule II

TOPS HOLDING II CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

			Additions
	Balance at		Charged to			Balance at
	Beginning		Costs and			End of
	of Period		Expenses		Deductions	Period
Fiscal 2013 Predecessor Period
Self-insurance reserves	$20,184		$7,000		$(4,689)	$22,495
LIFO inventory valuation reserve	11,064		(630)		—	10,434
Valuation allowance for deferred income tax assets	38,033		5,896	(1)	—	43,929
Fiscal 2013 Successor Period
Self-insurance reserves	22,495		724		(546)	22,673
LIFO inventory valuation reserve	—	(2)	—		(31)	(31)
Valuation allowance for deferred income tax assets	—	(3)	—		—	—
Fiscal 2014
Self-insurance reserves	22,673		5,510		(5,135)	23,048
LIFO inventory valuation reserve	(31)		2,692		—	2,661
Valuation allowance for deferred income tax assets	—		2,608	(4)	—	2,608
Fiscal 2015
Self-insurance reserves	23,048		8,984		(7,424)	24,608
LIFO inventory valuation reserve	2,661		(218)		—	2,443
Valuation allowance for deferred income tax assets	2,608		26,221		—	28,829

(1)	Amount includes a reduction of valuation allowance of $0.2 million related to amounts recorded in other comprehensive loss.
(2)

In connection with acquisition accounting for the Management Purchase, the LIFO inventory valuation reserve was eliminated.  See Note 2 to our audited consolidated financial statements included in Item 8 of this 10-K.

(3)

As a result of incremental deferred tax liabilities established in connection with acquisition accounting for the Management Purchase, the valuation allowance for deferred income tax assets was fully reversed.  See Notes 2 and 11 to our audited consolidated financial statements included in Item 8 of this 10-K.

(4)	Amount includes valuation allowance of $0.7 million related to amounts recorded in other comprehensive loss.