Form 10-Q
period 2016-04-23
TOPS HOLDING II CORP
filed 2016-06-01
CIK 1584701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 23, 2016

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

As of June 1, 2016, 126,559 shares of common stock of the registrant were outstanding.

TOPS HOLDING II CORPORATION

i

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	April 23, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$33,007	$35,557
Accounts receivable, net	60,509	68,198
Inventory, net	144,703	141,223
Prepaid expenses and other current assets	14,175	16,857
Total current assets	252,394	261,835
Property and equipment, net	361,063	369,446
Goodwill (Note 2)	213,096	213,096
Intangible assets, net (Note 2)	170,452	173,730
Other assets	13,472	11,547
Total assets	$1,010,477	$1,029,654

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$73,306	$81,812
Accrued expenses and other current liabilities (Note 3)	98,095	96,757
Current portion of capital lease obligations (Note 4)	9,188	8,566
Current portion of long-term debt (Note 5)	2,407	2,075
Total current liabilities	182,996	189,210
Capital lease obligations (Note 4)	142,293	143,122
Long-term debt, net (Note 5)	683,469	681,372
Other long-term liabilities	46,654	44,680
Non-current deferred tax liabilities	44,239	43,694
Total liabilities	1,099,651	1,102,078

Commitments and contingencies (Note 9)
Common stock ($0.001 par value; 300,000 authorized shares, 126,560 shares issued and 126,559 shares outstanding as of April 23, 2016 and January 2, 2016)	—	—
Treasury stock (at cost; 1 share as of April 23, 2016 and January 2, 2016)	(1)	(1)
Paid-in capital	6,374	7,974
Accumulated deficit	(93,942)	(78,792)
Accumulated other comprehensive loss, net of tax	(1,605)	(1,605)
Total shareholders' deficit	(89,174)	(72,424)
Total liabilities and shareholders' deficit	$1,010,477	$1,029,654

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	16-week periods ended
	April 23, 2016	April 18, 2015
Net sales	$713,736	$722,850
Cost of goods sold	(486,866)	(494,125)
Distribution costs	(11,814)	(14,260)
Gross profit	215,056	214,465

Operating expenses:
Wages, salaries and benefits	(107,833)	(109,456)
Selling and general expenses	(36,505)	(37,802)
Administrative expenses (inclusive of share-based compensation expense of $89 and $69)	(25,470)	(23,493)
Rent expense, net	(8,601)	(8,197)
Depreciation and amortization	(19,915)	(18,606)
Advertising	(6,424)	(5,835)
Gain on sale of assets (Note 7)	—	11,014
Total operating expenses	(204,748)	(192,375)
Operating income	10,308	22,090
Interest expense, net	(24,887)	(25,743)
Loss before income taxes	(14,579)	(3,653)
Income tax expense	(571)	(542)
Net loss	(15,150)	(4,195)
Other comprehensive income	—	—
Comprehensive loss	$(15,150)	$(4,195)

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	16-week periods ended
	April 23, 2016	April 18, 2015
Cash flows provided by operating activities:
Net loss	$(15,150)	$(4,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,614	22,118
Amortization of deferred financing costs	731	1,298
Deferred income taxes	545	540
LIFO inventory valuation adjustments	369	202
Straight-line rent adjustment	266	309
Share-based compensation expense	89	69
Gain on sale of assets	—	(11,014)
Other	153	341
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,689	2,838
(Increase) decrease in inventory, net	(3,849)	7,327
Decrease (increase) in prepaid expenses and other current assets	2,682	(3,349)
Increase in other assets	(1,925)	—
Decrease in accounts payable	(7,427)	(100)
Increase in accrued expenses and other current liabilities	863	13,845
Increase in other long-term liabilities	1,799	384
Net cash provided by operating activities	10,449	30,613

Cash flows (used in) provided by investing activities:
Cash paid for property and equipment	(8,685)	(9,934)
Cash proceeds from sale of assets	413	11,255
Net cash (used in) provided by investing activities	(8,272)	1,321

Cash flows used in financing activities:
Borrowings on 2017 ABL Facility	293,000	126,500
Repayments on 2017 ABL Facility	(290,800)	(148,500)
Principal payments on capital leases	(2,644)	(2,791)
Repayments of long-term debt borrowings	(2,043)	(647)
Dividends to Tops MBO Corporation (Note 8)	(2,015)	(775)
Change in bank overdraft position	(551)	(218)
Capital contribution	326	-
Purchase of treasury stock	—	(1)
Net cash used in financing activities	(4,727)	(26,432)
Net (decrease) increase in cash and cash equivalents	(2,550)	5,502
Cash and cash equivalents-beginning of period	35,557	26,316
Cash and cash equivalents-end of period	$33,007	$31,818

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding II Corporation (“Holding II,” or collectively with its subsidiaries, the “Company”), the parent of Tops Holding LLC (“Holding I”), formerly Tops Holding Corporation, was incorporated on May 7, 2013.  Holding I is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania and Vermont.  As of April 23, 2016, the Company operated 164 supermarkets; 163 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.  Holding II has no business operations other than the ownership of Holding I and as the issuer of the 2018 Notes (see Note 5) and a guarantor of the 2022 Notes (see Note 5).

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

Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of Holding II for the fiscal year ended January 2, 2016, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2016.

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

The Company’s condensed consolidated financial statements for the 16-week periods ended April 23, 2016 and April 18, 2015 are unaudited, and in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

Recently Issued Accounting Pronouncements – Not Yet Adopted

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

In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations” (Reporting Revenue Gross versus Net) (“ASU No. 2016-08”).  ASU No. 2016-08 does not change the core principle of the guidance stated in ASU No. 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis.  ASU No. 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU No. 2014-09.  The Company is currently in the process of evaluating the effect of adoption of ASU No. 2016-08 on its consolidated financial statements.

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods.  The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers.  As of April 23, 2016, 51 corporate supermarkets offered pharmacy services and 52 corporate fuel centers were in operation.  The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only operating segment and reportable segment.  The Company’s retail operations as a whole reflect the level at which the business is managed and how the Company’s Chief Executive Officer and the Company’s President, who act as the Company’s chief operating decision makers, assess performance internally.

The following table presents sales revenue by type of similar product (dollars in thousands):

	16-week periods ended
	April 23, 2016		April 18, 2015
		% of		% of
	Amount	Total	Amount	Total
Non-perishables(1)	$412,931	57.9%	$412,980	57.1%
Perishables(2)	212,428	29.8%	211,755	29.3%
Fuel	35,612	5.0%	46,154	6.4%
Pharmacy	45,863	6.4%	45,235	6.3%
Other(3)	6,902	0.9%	6,726	0.9%
	$713,736	100.0%	$722,850	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and notes thereto.  The most significant estimates used by management are related to the accounting for vendor allowances, valuation of long-lived assets including goodwill and intangible assets, lease classification, self-insurance reserves, inventory valuation and income taxes.  Actual results could differ from these estimates.

Fair Value of Financial Instruments

The provisions of FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” establish a framework for measuring fair value and a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments.  At April 23, 2016 and January 2, 2016, the carrying value and the estimated fair value of the Company’s debt instruments were as follows (dollars in thousands):

	April 23, 2016	January 2, 2016
Carrying value of long-term debt:
Current portion of long-term debt	$2,407	$2,075
Long-term debt	683,469	681,372
Total carrying value of debt instruments	685,876	683,447
Fair value of debt instruments	619,480	677,450
Excess of carrying value over fair value	$66,396	$5,997

The fair values of the 2018 Notes and 2022 Notes (see Note 5), which are included in long-term debt as of April 23, 2016 and January 2, 2016, were based on quoted market prices, a Level 2 source.

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

2. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during the 16-week period ended April 23, 2016 (dollars in thousands):

Balance - January 2, 2016	$213,096
Adjustments	—
Balance - April 23, 2016	$213,096

Goodwill is reviewed annually for impairment on December 1, or more frequently upon the occurrence of trigger events.  Based on the Company’s assessment, no goodwill impairment was recorded during the 16-week periods ended April 23, 2016 and April 18, 2015.

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
April 23, 2016	Amount	Amortization	Amount	Period
Tradename – indefinite	$131,200	$—	$131,200	Indefinite life
Customer relationships	29,200	(15,348)	13,852	14.0
Favorable lease rights	19,050	(5,195)	13,855	9.6
Franchise agreements	13,300	(4,343)	8,957	14.0
Pharmacy scripts	3,979	(1,391)	2,588	14.0
	$196,729	$(26,277)	$170,452	12.8

	Gross		Net
	Carrying	Accumulated	Carrying
January 2, 2016	Amount	Amortization	Amount
Tradename – indefinite	$131,200	$—	$131,200
Customer relationships	29,200	(14,117)	15,083
Favorable lease rights	21,550	(6,328)	15,222
Franchise agreements	13,300	(3,872)	9,428
Pharmacy scripts	3,979	(1,182)	2,797
	$199,229	$(25,499)	$173,730

The Tops tradename is reviewed annually for impairment on December 1, or more frequently if impairment indicators arise.  Based on the Company’s assessment, no impairment was recorded during the 16-week periods ended April 23, 2016 and April 18, 2015.

During the 16-week periods ended April 23, 2016 and April 18, 2015, amortization expense related to intangible assets was $3.3 million and $3.5 million, respectively.  This amortization is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Depreciation and amortization in the condensed consolidated statements of comprehensive loss during each of the 16-week periods ended April 23, 2016 and April 18, 2015 includes $0.1 million of contra-expense related to the amortization of unfavorable lease rights, which are classified in other long-term liabilities in the condensed consolidated balance sheets.  Expected future amortization of these unfavorable lease rights is contra-expense of $0.2 million in the remaining period of Fiscal 2016, $0.3 million in Fiscal 2017, $0.3 million in Fiscal 2018, $0.3 million in Fiscal 2019, $0.3 million in Fiscal 2020 and $0.7 million thereafter.

As of April 23, 2016, expected future amortization of intangible assets is as follows (dollars in thousands):

2016 (remaining period)	$5,696
2017	7,012
2018	5,904
2019	4,917
2020	4,127
Thereafter	11,596

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	April 23, 2016	January 2, 2016
Interest payable	$19,021	$3,177
Wages, taxes and benefits	16,878	28,623
Lottery	12,608	13,127
Professional and legal fees	7,048	5,773
Self-insurance reserves	6,452	6,502
Union medical, pension and 401(k)	4,952	5,817
Gift cards	4,034	9,467
Sales and use tax	3,080	1,431
Property and equipment expenditures	3,000	2,525
Utilities	2,232	2,346
Repairs and maintenance	1,468	2,050
Money orders	831	2,682
Other	16,491	13,237
	$98,095	$96,757

4. CAPITAL LEASE OBLIGATIONS

The Company has a number of capital leases in effect for supermarket properties and equipment.  The initial lease terms generally range up to twenty-five years and will expire at various times through 2036, with options to renew for additional periods.  The majority of the supermarket leases provide for base rental, plus real estate taxes, insurance, common area maintenance and other operating expenses applicable to the leased premises.  Some leases contain escalation clauses for future rents and contingent rents based on sales volume.

As of April 23, 2016, future minimum lease rental payments applicable to non-cancelable capital lease obligations were as follows (dollars in thousands):

2016 (remaining period)	$22,215
2017	30,316
2018	26,597
2019	23,879
2020	20,730
Thereafter	113,849
Total minimum lease payments	237,586
Less amounts representing interest	(153,475)
Present value of net minimum lease payments	84,111
Less current obligations	(9,188)
Long-term cash obligations	74,923
Non-cash obligations	67,370
Total long-term capital lease obligations	$142,293

The Company entered into build-to-suit and sale-leaseback transactions in various years involving certain properties that did not qualify for sale-leaseback accounting as the lease agreements included various forms of continuing involvement.  As a result, the transactions have been classified as financing transactions in accordance with ASC Topic 840, “Leases,” due to the existence of prohibited forms of continuing involvement.

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

5. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	April 23, 2016	January 2, 2016
2022 Notes	$560,000	$560,000
2018 Notes	85,514	86,704
Discount on 2018 Notes	(411)	(470)
Deferred financing fees	(11,955)	(12,716)
2017 ABL Facility	48,900	46,700
Other loans	3,828	3,229
Total debt	685,876	683,447
Current portion	(2,407)	(2,075)
Total long-term debt	$683,469	$681,372

On June 10, 2015, Holding I and Tops Markets II Corporation (collectively, the “Issuers”) issued $560.0 million in aggregate principal amount of senior secured notes due in 2022, bearing annual interest at a rate of 8.00% (the “2022 Notes”).  The proceeds from the 2022 Notes were used to fund a tender offer for, and redeem the balance of, the previously outstanding $460.0 million of senior secured notes issued by Holding I, Tops Markets and Tops Markets II Corporation (the “2017 Notes”) and to fund a partial tender offer for $60.0 million of the $150.0 million outstanding 8.75%/9.50% senior unsecured notes issued by Holding II (the “2018 Notes”), including tender and redemption premiums of $23.0 million and $1.2 million, respectively.  The proceeds were also used to pay accrued and unpaid interest related to the tendered and redeemed notes and fees and expenses related to the issuance of the 2022 Notes.  The 2022 Notes mature on June 15, 2022 and require semi-annual interest payments on June 15 and December 15.  The 2022 Notes are redeemable, in whole or in part, at any time on or after June 15, 2018 at specified redemption prices.  Prior to June 15, 2018, the Company may redeem the 2022 Notes in whole or in part, at a specified “make-whole” premium.

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

On May 15, 2013, Holding II issued $150.0 million of 2018 Notes.  As discussed above, on June 10, 2015, Holding II successfully tendered for and repurchased $60.0 million of 2018 Notes.  On January 20, 2016 and December 18, 2015, $1.2 million and $3.3 million, respectively, of 2018 Notes were repurchased in “open market” transactions, resulting in a remaining outstanding principal amount of $85.5 million as of April 23, 2016.  If certain conditions are met, Holding II may be entitled to pay interest on the 2018 Notes by increasing the principal of the notes or by issuing new notes as pay-in-kind interest.  This payment in kind interest would accrue at an annual rate of 9.50%.  The 2018 Notes mature on June 15, 2018 and require semi-annual interest payments on June 15 and December 15.  To the extent permitted by the indenture governing the 2022 Notes and the 2017 ABL Facility (see below), Holding I may make dividend payments to Holding II to fund additional repurchases and the semi-annual interest payments for the 2018 Notes.  The 2018 Notes are redeemable, in whole or in part, at specified redemption prices.

On December 14, 2012, Tops Markets entered into the 2017 ABL Facility with Bank of America, N.A. as collateral agent and administrative agent.  The 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for up to $50.0 million of additional borrowing capacity if the required conditions are met.  The borrowing base includes inventory, pharmacy prescription files and certain receivables.  The 2017 ABL Facility will mature on December 14, 2017.

Costs associated with the 2022 Notes and 2018 Notes of $10.7 million and $2.7 million, respectively, were capitalized and are being amortized over the terms of the 2022 Notes and 2018 Notes, respectively, using the effective interest method.  Costs associated with the 2017 ABL Facility of $1.1 million were capitalized and are being amortized on a straight-line basis over the term of the ABL facility.

During the 16-week periods ended April 23, 2016 and April 18, 2015, amortization expense related to the deferred financing costs was $0.7 million and $1.3 million, respectively.  This amortization expense is included in interest expense in the condensed consolidated statements of comprehensive loss.  At April 23, 2016, long-term debt included deferred financing costs, net of accumulated amortization of $2.5 million, totaling $12.0 million.  At January 2, 2016, long-term debt included deferred financing costs, net of accumulated amortization of $1.8 million, totaling $12.7 million.

As of April 23, 2016, the unused availability under the 2017 ABL Facility was $36.4 million, after giving effect to the borrowing base calculation, $22.8 million of letters of credit outstanding and $48.9 million of borrowings outstanding.  As of January 2, 2016, $23.8 million of letters of credit were outstanding under the 2017 ABL Facility.  Revolving loans under the 2017 ABL Facility, at the Company’s option, bear interest at either LIBOR plus a margin of 150 to 200 basis points, determined based on levels of borrowing availability, or the prime rate plus a margin of 50 to 100 basis points, determined based on levels of borrowing availability.  As of April 23, 2016 and January 2, 2016, the weighted average interest rates on borrowings under the 2017 ABL Facility were 2.43% and 3.20%, respectively.  The 2017 ABL Facility is collateralized primarily by (i) first priority interests, subject to certain exceptions and permitted liens, in the ABL Priority Collateral, and (ii) second priority interests, subject to certain exceptions and permitted liens, in the 2022 Notes Priority Collateral.

The instruments governing the 2022 Notes, 2018 Notes and the 2017 ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and obligations on a change in control.  Failure to meet any of these covenants would be an event of default.  On August 19, 2014, the 2017 ABL Facility was amended to reduce specified restrictions on the Company’s ability to make certain restricted payments, including dividends.  As of April 23, 2016, the Company was in compliance with its covenants under these agreements.

6. INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	16-week periods ended
	April 23, 2016	April 18, 2015
Current	$(26)	$(2)
Deferred	(545)	(540)
Total income tax expense	$(571)	$(542)

Based on an assessment of positive and negative evidence regarding the realization of the Company’s deferred tax assets, the Company continues to maintain a full valuation allowance against total net deferred tax assets, and consequently, the Company recognized no income tax benefit during the 16-week periods ended April 23, 2016 and April 18, 2015.

The income tax expense recognized for the 16-week period ended April 23, 2016 solely reflects the recognition of additional valuation allowance associated with the tax amortization of the Company’s indefinite-lived tradename and goodwill deferred tax liabilities.  The effective tax rate would have been 39.0% without the establishment of the valuation allowance.

The income tax expense recognized for the 16-week period ended April 18, 2015 solely reflects the recognition of additional valuation allowance associated with the tax amortization of the Company’s indefinite-lived tradename and goodwill deferred tax liabilities.  The effective tax rate would have been 38.7% without the establishment of the valuation allowance.

As of the beginning of Fiscal 2016, the Company had U.S. federal and state net operating loss carryforwards of $70.9 million and $71.5 million, respectively, which expire beginning in 2029.  In addition, the Company had federal tax credits of $5.4 million, which expire beginning in 2027.

7. GAIN ON SALE OF ASSETS

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

8. DIVIDENDS PAID

On January 14, 2016, the Company paid a dividend to Tops MBO Co totaling $2.0 million.

On January 8, 2015, the Company paid a dividend of $0.8 million to Tops MBO Co to repurchase outstanding shares of common stock of Tops MBO Co from a former Company executive.  In addition, one outstanding share of common stock of Holding II was repurchased.

9. COMMITMENTS AND CONTINGENCIES

Multiemployer Pension Plans

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

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition of Erie Logistics from C&S.  This suspension was retroactive to the effective date of the acquisition.  During this “suspension” and thereafter through the date of this Quarterly Report on Form 10-Q, Erie Logistics has elected to continue to make contributions to the Fund in accordance with the terms set forth in the collective bargaining agreements with Teamsters Local 264.  The Fund has rejected and returned these contributions.  During the 16-week periods ended April 23, 2016 and April 18, 2015, these rejected contributions totaled $1.7 million and $1.6 million, respectively.  On May 27, 2014, the Fund provided Erie Logistics and C&S with notice of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition.  The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by the Employee Retirement Income Security Act (“ERISA”), of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund.  The Company is vigorously contesting this determination, through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable.  If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of its prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  During each of the 16-week periods ended April 23, 2016 and April 18, 2015, the monthly conditional payments of withdrawal liability totaled $1.9 million.  These monthly conditional payments are in addition to pension contributions the Company has elected to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept.  The aggregate conditional monthly payments of withdrawal liability, totaling $13.5 million as of April 23, 2016, have been recorded in other assets, while the aggregate rejected contributions that the Company has elected to make, totaling $10.7 million as of April 23, 2016, have been recorded in other long-term liabilities and cash within its condensed consolidated balance sheet.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements by reason of the Company’s failing to participate in the Fund.  The Company is vigorously contesting this grievance.  The Company has not recorded any reserve for this matter as a loss is not considered probable.

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

Effective March 1, 2016, the Company extended its existing IT outsourcing agreement with HP Enterprise Services, LLC (“HP”) through February 29, 2024.  Under this agreement, HP provides data center operations, mainframe processing, business applications and systems development, which are expected to enhance the Company’s customer service and efficiency.  The amounts payable to HP under this agreement are based upon the services requested by the Company at predetermined rates.

The costs of these purchase commitments are not reflected in the Company’s consolidated balance sheets.

Environmental Liabilities

The Company is contingently liable for potential environmental issues related to some of its properties.  As the Company is unaware of environmental issues that are expected to materially impact the Company’s consolidated financial statements as a whole, no amounts were accrued as of April 23, 2016 or January 2, 2016.

Collective Bargaining Agreements

The Company employs approximately 14,200 associates.  Approximately 83% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or two other UFCW unions.  Approximately 5% of these associates are members of Teamsters Local 264, who work in the Company’s WNY warehouse and distribution facilities.  All other associates are non-union.  The Company is a party to five collective bargaining agreements with Local One expiring between April 2017 and October 2018.  The Company has one non-Local One UFCW collective bargaining agreement that expired in April 2016.  The Company is currently operating under a memorandum of agreement to extend that expired collective bargaining agreement.  The Company also is a party to one other non-Local One UFCW collective bargaining agreement that expires in February 2018.  The Company is a party to three collective bargaining agreements with Teamsters Local 264 expiring in August 2019.

Legal Proceedings

Except as otherwise disclosed in this note, the Company is unaware of any legal proceedings that are expected to materially impact the Company’s consolidated financial statements as a whole.  No amounts related to contingent liabilities due to legal proceedings were accrued as of April 23, 2016 or January 2, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (the “10-Q”).

We are a leading supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont.  Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our market area, supported by strong customer loyalty and attractive supermarket locations.  As of April 23, 2016, we operated 164 full-service supermarkets, 163 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.

Forward-Looking Statements

This 10-Q includes forward‑looking statements, which are generally statements about future events, plans, objectives and performance.  Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward‑looking statements.  Forward‑looking statements reflect our current expectations, based on currently available information, and are not guarantees.  Although we believe that the expectations reflected in such forward‑looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict.  Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  Important factors relating to these risks and uncertainties include, but are not limited to, the following:

•	current economic conditions and the impact on consumer demand and spending and our pricing strategy;
•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;
•	our ability to effectively increase or maintain our profit margins;
•	the success of our store acquisition, construction and remodel programs;
•	fluctuations in utility, fuel and commodity prices, which could impact consumer spending and buying habits and the cost of doing business;
•	risks inherent in our fuel station operations;
•	our exposure to local economies and other adverse conditions due to our geographic concentration;

•	risks of natural disasters and severe weather conditions;
•	supply problems with our suppliers and vendors;
•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;
•	increased operating costs resulting from increases in the minimum wage, rising employee benefit costs or pension funding obligations;
•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;
•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;
•	estimates of the amount and timing of payments under our self-insurance policies;
•	risks of liability under environmental laws and regulations;
•	our ability to maintain and improve our information technology systems;
•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;
•	threats or potential threats to security;
•	our ability to retain key personnel;
•	risks of data security breaches or losses of confidential customer information;
•	risks relating to our substantial indebtedness;
•	claims or legal proceedings against us; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2016 and elsewhere in this 10-Q.

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

Our condensed consolidated financial statements for the 16-week periods ended April 23, 2016 and April 18, 2015 are unaudited, and, in the opinion of our management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

RECENT EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS

June 2015 Refinancing

On June 10, 2015, Holding I and Tops Markets II Corporation issued $560.0 million in aggregate principal amount of 2022 Notes, bearing annual interest at a rate of 8.00%.  The proceeds from the 2022 Notes were used to fund a tender offer for, and redeem the balance of, the previously outstanding $460.0 million of 2017 Notes and to fund a partial tender offer for $60.0 million of the $150.0 million outstanding 2018 Notes, including tender and redemption premiums of $23.0 million and $1.2 million, respectively.  The proceeds were also used to pay accrued and unpaid interest related to the tendered and redeemed notes and fees and expenses related to the issuance of the 2022 Notes.

2015 Sale of Pharmacy Assets

During January 2015, we sold pharmacy scripts and inventory related to 27 of our in-store pharmacy locations, which resulted in a gain on sale of assets of $11.0 million in the condensed consolidated statement of comprehensive loss for the 16-week period ended April 18, 2015.

RESULTS OF OPERATIONS

16-Week Period Ended April 23, 2016 Compared with the 16-Week Period Ended April 18, 2015

Summary

The results of operations during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015 were impacted by the $16.6 million of incremental inside sales contribution from six acquired and new supermarkets opened since May 2015 and a same store sales decrease of 1.5%, primarily resulting from food cost deflation.  Fuel sales decreased $10.5 million during the 16-week period ended April 23, 2016, primarily as a result of a decrease in fuel retail prices.  Due to market changes in fuel retail prices and costs, fuel profit was unusually high during the 16-week period ended April 18, 2015 and returned to normal levels in 2016, which was the primary driver of the fuel gross profit decrease of $2.4 million.  Offsetting this decrease were incremental savings of $2.2 million associated with the amendment of certain operating terms of our agreement with C&S, which was effective April 1, 2015.  Our operating expenses were impacted by $2.1 million of incremental legal and professional fees during the 16-week period ended April 23, 2016 related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund.  This operating expense increase was offset by a decline in utility commodity rates and usage, which lowered utilities expense by $1.6 million, and a decrease in bonus expense of $2.0 million based upon performance against budget metrics.

Net Sales

The following table includes the components of our net sales for the 16-week periods ended April 23, 2016 and April 18, 2015.

(Dollars in thousands)

	16-week periods ended
	April 23, 2016	April 18, 2015	$ Change	% Change
Inside sales	$678,124	$676,696	$1,428	0.2%
Fuel sales	35,612	46,154	(10,542)	(22.8)%
Net sales	$713,736	$722,850	$(9,114)	(1.3)%

Inside sales increased $1.4 million, or 0.2%, during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015, due to the $16.6 million incremental contribution from six acquired and new supermarkets opened since May 2015.  This increase was partially offset by a $2.4 million reduction in pharmacy sales attributable to the closure of 27 in-store pharmacies during January 2015.  Same store sales decreased 1.5%, primarily due to food cost deflation in certain categories, including meat and dairy, and competitive pressure to lower food prices in response.  Same store sales is inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.  Sales related to the 27 closed in-store pharmacies have been excluded from the 16-week period ended April 18, 2015 for purposes of calculating same store sales.  To calculate the same store sales change, we have used the 16-week period ended April 25, 2015, as this was deemed to be the most comparable period to the 16-week period ended April 23, 2016.

The decrease in fuel sales during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015 was due to a 22.0% decrease in the average retail price per gallon, net of applicable discounts, and a 1.0% net decrease in gallons sold.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 16-week periods ended April 23, 2016 and April 18, 2015.

(Dollars in thousands)

	16-week		16-week
	period ended	% of	period ended	% of	$	%
	April 23, 2016	Net Sales	April 18, 2015	Net Sales	Change	Change
Cost of goods sold	$(486,866)	68.2%	$(494,125)	68.4%	$7,259	1.5%
Distribution costs	(11,814)	1.7%	(14,260)	2.0%	2,446	17.2%
Gross profit	$215,056	30.1%	$214,465	29.7%	$591	0.3%

As a percentage of net sales, cost of goods sold decreased during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015 due to a shift in product mix given the smaller proportion of relatively lower margin fuel sales.  Non-cash LIFO inventory valuation expense increased $0.2 million from $0.2 million during the 16-week period ended April 18, 2015 to $0.4 million during the 16-week period ended April 23, 2016.  Excluding the impact of LIFO expense, cost of goods sold as a percentage of inside sales was 67.2% during each of the 16-week periods ended April 23, 2016 and April 18, 2015.

Distribution costs decreased $2.4 million during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015 due to $1.7 million of incremental savings associated with the amendment of certain operating terms of our agreement with C&S effective April 1, 2015.  This amount recorded in distribution costs is in addition to $0.5 million of savings classified in cost of goods sold related to the amended terms.

Operating Expenses

The following table includes a comparison of operating expenses for the 16-week periods ended April 23, 2016 and April 18, 2015.

(Dollars in thousands)

	16-week		16-week
	period ended	% of	period ended	% of	$	%
	April 23, 2016	Net Sales	April 18, 2015	Net Sales	Change	Change
Wages, salaries and benefits	$107,833	15.1%	$109,456	15.1%	$(1,623)	(1.5)%
Selling and general expenses	36,505	5.1%	37,802	5.2%	(1,297)	(3.4)%
Administrative expenses	25,470	3.6%	23,493	3.3%	1,977	8.4%
Rent expense, net	8,601	1.2%	8,197	1.1%	404	4.9%
Depreciation and amortization	19,915	2.8%	18,606	2.6%	1,309	7.0%
Advertising	6,424	0.9%	5,835	0.8%	589	10.1%
Gain on sale of assets	—	N/A	(11,014)	(1.5)%	11,014	100.0%
Total	$204,748	28.7%	$192,375	26.6%	$12,373	6.4%

Wages, Salaries and Benefits

Wages, salaries and benefits remained relatively consistent as a percentage of net sales during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015.

Selling and General Expenses

The decrease in selling and general expenses during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015 was primarily due to a $1.6 million decrease in utility costs attributable to lower commodity costs and usage due to the milder weather in 2016.

Administrative Expenses

The increase in administrative expenses during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015 was largely due to $2.1 million of incremental legal and professional fees incurred during the 16-week period ended April 23, 2016 related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund discussed in Note 9 to our condensed consolidated financial statements contained in Item 1 of this Form 10-Q.  The increase also reflects normal wage adjustments and increased corporate associate healthcare costs.  These increases were partially offset by a $1.1 million decrease in bonus expense based upon performance against budget metrics.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases.  The increase in rent expense was due to new supermarket and fuel location openings since May 2015.

Depreciation and Amortization

The increase in depreciation and amortization during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015 was due to incremental depreciation related to capital expenditures since early 2015.

Advertising

Advertising remained relatively consistent as a percentage of net sales during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015.

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

Interest Expense, Net

Interest expense related to our long-term debt decreased $1.0 million due to a lower average borrowing rate as a result of our June 2015 refinancing activities.

Income Tax Expense

Based on an assessment of positive and negative evidence regarding the realization of our deferred tax assets, we continue to maintain a full valuation allowance against total net deferred tax assets, and consequently, we recognized no income tax benefit during the 16-week periods ended April 23, 2016 and April 18, 2015.

The income tax expense recognized for the 16-week period ended April 23, 2016 solely reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities.  The effective tax rate would have been 39.0% without the establishment of the valuation allowance.

The income tax expense recognized for the 16-week period ended April 18, 2015 solely reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities.  The effective tax rate would have been 38.7% without the establishment of the valuation allowance.

Net Loss

Our net loss increased $11.0 million during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015 primarily due to the gain on sale of assets of $11.0 million recorded during the 16-week period ended April 18, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash are cash flows generated from our operations and borrowings under our 2017 ABL Facility.  Our 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for future upsizing with up to $50.0 million of incremental commitments if the required conditions are met.  As of April 23, 2016, the unused availability under our 2017 ABL Facility was $36.4 million, after giving effect to the borrowing base calculation, $22.8 million of letters of credit outstanding and $48.9 million of borrowings outstanding.  We expect that cash generated from operations and availability under our 2017 ABL Facility will permit us to fund our debt service requirements, investments in working capital, capital expenditures, acquisitions and other cash requirements for at least the next twelve months.  We do not expect to make dividends of significant size in the near future; however, we may pay dividends to our stockholders from time to time.  Our financial flexibility will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control.  Although unforeseen, if faced with the need to increase liquidity, we could readily respond through the control of variable operating expenses (for example, by adjusting employment levels) and through the reduction of planned capital expenditure and acquisition activities.

On June 10, 2015, Holding I and Tops Markets II Corporation issued $560.0 million in aggregate principal amount of 2022 Notes, bearing annual interest of 8.00%.  The proceeds from the 2022 Notes were used to fund a tender offer for, and redeem the balance of, the previously outstanding $460.0 million of 2017 Notes and to fund a partial tender offer for $60.0 million of the $150.0 million outstanding 2018 Notes, including tender and redemption premiums of $23.0 million and $1.2 million, respectively.  The proceeds were also used to pay accrued and unpaid interest related to the tendered and redeemed 2017 Notes and 2018 Notes and fees and expenses related to the issuance of the 2022 Notes.  See Note 5 to our condensed consolidated financial statements of Item 1 in this 10-Q.

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

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	16-week periods ended
	April 23, 2016	April 18, 2015
Cash provided by (used in):
Operating activities	$10,449	$30,613
Investing activities	(8,272)	1,321
Financing activities	(4,727)	(26,432)

Cash provided by operating activities during the 16-week period ended April 23, 2016 decreased $20.2 million compared with the 16-week period ended April 18, 2015.  Changes in operating assets and liabilities represented a use of cash of $0.2 million during the 16-week period ended April 23, 2016 compared with a source of cash of $20.9 million during the 16-week period ended April 18, 2015.  This year-over-year change was primarily attributable to a larger decrease in accrued expenses and an increase in inventory during the 16-week period ended April 23, 2016.  The larger decrease in accrued expenses was due to an $8.9 million increase in bonus payments due to better performance against budget metrics in 2015 versus 2014.  Inventory decreased during the 16-week period ended April 18, 2015, in part due to the sale of pharmacy inventory related to the closure of 27 of our in-store pharmacies.  Inventory increased during the 16-week period ended April 23, 2016 due to the replenishment of lower than normal inventory levels at 2015 year-end, which were caused in part by the 2015 fiscal year-end falling after the New Year's Day holiday.

Cash (used in) provided by investing activities changed $9.6 million during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015, primarily due to net cash proceeds of $11.3 million from the sale of pharmacy scripts during January 2015.  We expect to invest $35 million to $40 million in capital expenditures during Fiscal 2016, primarily related to new supermarket locations, remodels and maintenance activities.  We expect to fund these capital expenditures primarily with cash from operations.

Cash used in financing activities decreased $21.7 million during the 16-week period ended April 23, 2016 compared with the 16-week period ended April 18, 2015.  The decrease reflects a change in net borrowings and repayments on our 2017 ABL Facility of $24.2 million, from net repayments of $22.0 million during the 16-week period ended April 18, 2015 to net borrowings of $2.2 million during the 16-week period ended April 23, 2016.  Additionally, we paid a dividend of $2.0 million to Tops MBO Co and repurchased $1.2 million of our 2018 Notes during the 16-week period ended April 23, 2016.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One.  The Local One plan generally provides retirement benefits to participants based on their service to contributing employers.  We are contingently liable for withdrawal liability in the event that we withdraw from the Local One plan.  The actuary for the Local One plan has estimated that, as of December 31, 2014, our withdrawal liability would have been $349.2 million in the event of our complete withdrawal from the Local One plan during 2015.  In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements.  We have no intention to withdraw from the Local One plan.  During the 16-week periods ended April 23, 2016 and April 18, 2015, we made contributions of $4.5 million and $3.8 million, respectively, to this plan.  We are required to increase our annual contributions to the Local One plan pursuant to our current collective bargaining agreements and the Local One plan’s current rehabilitation plan.

As a result of our acquisition of Erie Logistics from C&S in December 2013, we believe we assumed the obligation to participate in and contribute to the Fund.  During the 16-week periods ended April 23, 2016 and April 18, 2015, we made contributions to the Fund of $1.7 million and $1.6 million, respectively.

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

Though no longer contractually required to do so given the suspension and Notice, we have elected to continue to tender contributions to the Fund for the Erie Logistics associates in accordance with the terms set forth in the collective bargaining agreements with Teamsters Local 264.  The Fund has rejected and returned these contributions to date.  As a result, to date, we have chosen to establish a separate interest bearing account to hold these rejected contributions, although we may decide, in our sole discretion, to discontinue this practice in the future.

The Notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months.  If it were ultimately determined that Erie Logistics incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  Although we are vigorously contesting the withdrawal determination, during the pendency of the proceeding to contest such determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  During each of the 16-week periods ended April 23, 2016 and April 18, 2015, the monthly conditional payments of withdrawal liability totaled $1.9 million.  These monthly conditional payments are in addition to pension contributions the Company has tendered which the Fund has rejected and returned, as discussed above and in Note 9 to our condensed consolidated financial statements included in Item 1 of this 10-Q.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at April 23, 2016 consisted of operating leases and any potential withdrawal liability obligations under our multi-employer pension plans.  We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Refer to Holding II’s audited consolidated financial statements as of January 2, 2016 included in our Annual Report on Form 10-K for a description of certain critical accounting policies, including those related to vendor allowances, inventory valuation, valuation of tradename, valuation of long-lived assets, acquisition accounting, leases, self-insurance programs and income taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about our outstanding debt as of April 23, 2016.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital lease obligations.  Interest rates reflect the weighted average rates for the outstanding instruments.  The Fair Value column includes the fair value of our debt instruments as of April 23, 2016.  Refer to Note 1 of our condensed consolidated financial statements in Item 1 of this 10-Q for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Remainder
	of 2016	2017	2018	2019	2020	Thereafter	Fair Value
Debt
Fixed rate	$1,595	$1,160	$86,052	$139	$39	$560,358	$582,536
Average interest rate	4.7%	4.7%	8.7%	4.4%	4.0%	8.0%
Variable rate	$—	$48,900	$—	$—	$—	$—	$48,900
Average interest rate	N/A	2.4%	N/A	N/A	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of April 23, 2016, the Chief Executive Officer and the Chief Financial Officer, together with designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of April 23, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the 16-week period ended April 23, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosure contained under the heading “Multiemployer Pension Plans” in Note 9 to the condensed consolidated financial statements contained in Item 1 of this 10-Q is hereby incorporated by reference.

The Company is subject to various claims and legal proceedings which arise in the ordinary course of business.  While the outcome of these claims and proceedings cannot be predicted with certainty, management does not believe that the outcome of any of these claims and proceedings will have a material effect on our results of operations, financial position or cash flows.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors for the Company disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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
June 1, 2016