Form 10-Q
period 2016-07-16
TOPS HOLDING II CORP
filed 2016-08-11
CIK 1584701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 16, 2016

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

As of August 11, 2016, 126,559 shares of common stock of the registrant were outstanding.

TOPS HOLDING II CORPORATION

i

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	July 16, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$29,318	$35,557
Accounts receivable, net	66,496	68,198
Inventory, net	153,206	141,223
Prepaid expenses and other current assets	13,953	16,857
Total current assets	262,973	261,835
Property and equipment, net	351,322	369,446
Goodwill (Note 2)	213,096	213,096
Intangible assets, net (Note 2)	168,534	173,730
Other assets (Note 9)	15,396	11,547
Total assets	$1,011,321	$1,029,654

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$89,681	$81,812
Accrued expenses and other current liabilities (Note 3)	87,217	96,757
Current portion of capital lease obligations (Note 4)	9,468	8,566
Current portion of long-term debt (Note 5)	2,182	2,075
Total current liabilities	188,548	189,210
Capital lease obligations (Note 4)	140,251	143,122
Long-term debt, net (Note 5)	682,727	681,372
Other long-term liabilities	47,162	44,680
Non-current deferred tax liabilities	44,648	43,694
Total liabilities	1,103,336	1,102,078

Commitments and contingencies (Note 9)
Common stock ($0.001 par value; 300,000 authorized shares, 126,560 shares issued and 126,559 shares outstanding as of July 16, 2016 and January 2, 2016)	—	—
Treasury stock (at cost; 1 share as of July 16, 2016 and January 2, 2016)	(1)	(1)
Paid-in capital	6,405	7,974
Accumulated deficit	(96,814)	(78,792)
Accumulated other comprehensive loss, net of tax	(1,605)	(1,605)
Total shareholders' deficit	(92,015)	(72,424)
Total liabilities and shareholders' deficit	$1,011,321	$1,029,654

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	12-week periods ended		28-week periods ended
	July 16, 2016	July 11, 2015	July 16, 2016	July 11, 2015
Net sales	$589,589	$585,911	$1,303,325	$1,308,761
Cost of goods sold	(404,286)	(404,259)	(891,152)	(898,384)
Distribution costs	(9,646)	(11,563)	(21,460)	(25,823)
Gross profit	175,657	170,089	390,713	384,554

Operating expenses:
Wages, salaries and benefits	(84,559)	(82,771)	(192,392)	(192,227)
Selling and general expenses	(27,231)	(26,548)	(63,736)	(64,350)
Administrative expenses (inclusive of share-based compensation expense of $38, $55, $127 and $124)	(18,578)	(17,509)	(44,048)	(41,002)
Rent expense, net	(6,505)	(6,374)	(15,106)	(14,571)
Depreciation and amortization	(14,718)	(14,566)	(34,633)	(33,172)
Advertising	(5,594)	(5,854)	(12,018)	(11,689)
Impairment (Note 11)	(2,076)	—	(2,076)	—
Gain on sale of assets (Note 7)	—	—	—	11,014
Total operating expenses	(159,261)	(153,622)	(364,009)	(345,997)
Operating income	16,396	16,467	26,704	38,557
Loss on debt extinguishment	—	(34,503)	—	(34,503)
Interest expense, net	(18,567)	(19,042)	(43,454)	(44,785)
Loss before income taxes	(2,171)	(37,078)	(16,750)	(40,731)
Income tax expense	(701)	(400)	(1,272)	(942)
Net loss	(2,872)	(37,478)	(18,022)	(41,673)
Other comprehensive income	—	—	—	—
Comprehensive loss	$(2,872)	$(37,478)	$(18,022)	$(41,673)

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	28-week periods ended
	July 16, 2016	July 11, 2015
Cash flows provided by operating activities:
Net loss	$(18,022)	$(41,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,131	39,494
Impairment	2,076	—
Amortization of deferred financing costs	1,246	2,113
Deferred income taxes	954	933
Straight-line rent adjustment	493	561
LIFO inventory valuation adjustments	295	425
Share-based compensation expense	127	124
Loss on debt extinguishment	—	34,503
Gain on sale of assets	—	(11,014)
Other	327	442
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,702	(4,932)
(Increase) decrease in inventory, net	(12,278)	4,129
Decrease (increase) in prepaid expenses and other current assets	2,904	(1,753)
Increase in other assets	(3,849)	—
Increase in accounts payable	10,102	10,974
(Decrease) increase in accrued expenses and other current liabilities	(8,349)	7,879
Increase in other long-term liabilities	2,175	1,301
Net cash provided by operating activities	21,034	43,506

Cash flows used in investing activities:
Cash paid for property and equipment	(18,210)	(21,843)
Cash proceeds from sale of assets	413	11,255
Net cash used in investing activities	(17,797)	(10,588)

Cash flows used in financing activities:
Borrowings on 2017 ABL Facility	455,100	197,666
Repayments on 2017 ABL Facility	(454,100)	(222,166)
Principal payments on capital leases	(4,866)	(4,822)
Repayments of long-term debt borrowings	(2,365)	(520,981)
Dividends to Tops MBO Corporation (Note 8)	(2,015)	(775)
Change in bank overdraft position	(1,556)	202
Capital contribution	326	—
Proceeds from long-term debt borrowings	—	560,000
Debt extinguishment costs paid	—	(24,215)
Deferred financing costs paid	—	(9,469)
Purchase of treasury stock	—	(1)
Net cash used in financing activities	(9,476)	(24,561)
Net (decrease) increase in cash and cash equivalents	(6,239)	8,357
Cash and cash equivalents-beginning of period	35,557	26,316
Cash and cash equivalents-end of period	$29,318	$34,673

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding II Corporation (“Holding II,” or collectively with its subsidiaries, the “Company”), the parent of Tops Holding LLC (“Holding I”), formerly Tops Holding Corporation, was incorporated on May 7, 2013.  Holding I is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania and Vermont.  As of July 16, 2016, the Company operated 165 supermarkets; 164 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.  Holding II has no business operations other than the ownership of Holding I and as the issuer of the 2018 Notes (see Note 5) and a guarantor of the 2022 Notes (see Note 5).

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

The Company’s condensed consolidated financial statements for the 12-week and 28-week periods ended July 16, 2016 and July 11, 2015 are unaudited, and in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”).  The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.  The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods.  The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers.  As of July 16, 2016, 51 corporate supermarkets offered pharmacy services and 52 corporate fuel centers were in operation.  The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only operating segment and reportable segment.  The Company’s retail operations as a whole reflect the level at which the business is managed and how the Company’s Chief Executive Officer and the Company’s President, who act as the Company’s chief operating decision makers, assess performance internally.

The following table presents sales revenue by type of similar product (dollars in thousands):

	12-week periods ended				28-week periods ended
	July 16, 2016		July 11, 2015		July 16, 2016		July 11, 2015
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Non-perishables(1)	$331,244	56.2%	$325,349	55.5%	$744,175	57.1%	$738,329	56.4%
Perishables(2)	184,455	31.3%	181,151	30.9%	396,883	30.5%	392,906	30.0%
Fuel	34,600	5.9%	41,335	7.1%	70,212	5.4%	87,489	6.7%
Pharmacy	34,113	5.8%	32,892	5.6%	79,976	6.1%	78,127	6.0%
Other(3)	5,177	0.8%	5,184	0.9%	12,079	0.9%	11,910	0.9%
	$589,589	100.0%	$585,911	100.0%	$1,303,325	100.0%	$1,308,761	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments.  At July 16, 2016 and January 2, 2016, the carrying value and the estimated fair value of the Company’s debt instruments were as follows (dollars in thousands):

	July 16, 2016	January 2, 2016
Carrying value of long-term debt:
Current portion of long-term debt	$2,182	$2,075
Long-term debt	682,727	681,372
Total carrying value of debt instruments	684,909	683,447
Fair value of debt instruments	612,949	677,450
Excess of carrying value over fair value	$71,960	$5,997

The fair values of the 2018 Notes and 2022 Notes (see Note 5), which are included in long-term debt as of July 16, 2016 and January 2, 2016, were based on quoted market prices, a Level 2 source.

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

2. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during the 28-week period ended July 16, 2016 (dollars in thousands):

Balance - January 2, 2016	$213,096
Adjustments	—
Balance - July 16, 2016	$213,096

Goodwill is reviewed annually for impairment on December 1, or more frequently upon the occurrence of trigger events.  Based on the Company’s assessment, no goodwill impairment was recorded during the 12-week and 28-week periods ended July 16, 2016 and July 11, 2015.

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
July 16, 2016	Amount	Amortization	Amount	Period
Tradename – indefinite	$131,200	$—	$131,200	Indefinite life
Customer relationships	29,200	(16,270)	12,930	14.0
Favorable lease rights	19,050	(5,695)	13,355	9.6
Franchise agreements	13,300	(4,696)	8,604	14.0
Pharmacy scripts	3,979	(1,534)	2,445	14.0
	$196,729	$(28,195)	$168,534	12.8

	Gross		Net
	Carrying	Accumulated	Carrying
January 2, 2016	Amount	Amortization	Amount
Tradename – indefinite	$131,200	$—	$131,200
Customer relationships	29,200	(14,117)	15,083
Favorable lease rights	21,550	(6,328)	15,222
Franchise agreements	13,300	(3,872)	9,428
Pharmacy scripts	3,979	(1,182)	2,797
	$199,229	$(25,499)	$173,730

The Tops tradename is reviewed annually for impairment on December 1, or more frequently if impairment indicators arise.  Based on the Company’s assessment, no impairment was recorded during the 12-week and 28-week periods ended July 16, 2016 and July 11, 2015.

During the 12-week periods ended July 16, 2016 and July 11, 2015, amortization expense related to intangible assets was $1.9 million and $2.7 million, respectively.  During the 28-week periods ended July 16, 2016 and July 11, 2015, amortization expense related to intangible assets was $5.2 million and $6.2 million, respectively.  This amortization is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Depreciation and amortization in the condensed consolidated statements of comprehensive loss during each of the 12-week periods ended July 16, 2016 and July 11, 2015 includes $0.1 million of contra-expense related to the amortization of unfavorable lease rights, which are classified in other long-term liabilities in the condensed consolidated balance sheets.  During each of the 28-week periods ended July 16, 2016 and July 11, 2015, depreciation and amortization in the condensed consolidated statements of comprehensive loss includes $0.2 million of contra-expense related to the amortization of unfavorable lease rights.  Expected future amortization of these unfavorable lease rights is contra-expense of $0.1 million in the remaining period of Fiscal 2016, $0.3 million in Fiscal 2017, $0.3 million in Fiscal 2018, $0.3 million in Fiscal 2019, $0.3 million in Fiscal 2020 and $0.7 million thereafter.

As of July 16, 2016, expected future amortization of intangible assets is as follows (dollars in thousands):

2016 (remaining period)	$3,778
2017	7,012
2018	5,904
2019	4,917
2020	4,127
Thereafter	11,596

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	July 16, 2016	January 2, 2016
Wages, taxes and benefits	$19,427	$28,623
Lottery	12,363	13,127
Union medical, pension and 401(k)	8,798	5,817
Self-insurance reserves	6,452	6,502
Professional and legal fees	5,963	5,773
Interest payable	4,745	3,177
Sales and use tax	4,465	1,431
Gift cards	3,381	9,467
Utilities	2,595	2,346
Repairs and maintenance	1,915	2,050
Property and equipment expenditures	1,341	2,525
Money orders	951	2,682
Other	14,821	13,237
	$87,217	$96,757

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

As of July 16, 2016, future minimum lease rental payments applicable to non-cancelable capital lease obligations were as follows (dollars in thousands):

2016 (remaining period)	$14,786
2017	31,116
2018	27,438
2019	24,723
2020	21,479
Thereafter	114,558
Total minimum lease payments	234,100
Less amounts representing interest	(149,177)
Present value of net minimum lease payments	84,923
Less current obligations	(9,468)
Long-term cash obligations	75,455
Non-cash obligations	64,796
Total long-term capital lease obligations	$140,251

The Company entered into build-to-suit and sale-leaseback transactions in various years involving certain properties that did not qualify for sale-leaseback accounting as the lease agreements included various forms of continuing involvement.  As a result, the transactions have been classified as financing transactions in accordance with ASC Topic 840, “Leases,” due to the existence of continuing involvement within the lease agreements.

Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as capital lease obligations, allocated between land, as applicable, and building.  Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying building obligations, with no underlying cash payments deemed attributable to the land obligations and the estimated net book value of the buildings at the conclusion of the lease terms.  The related land assets are not depreciated, and at the end of the lease terms, the remaining capital lease obligations will equal the combined net book values of the land and buildings.  At the expiration of the lease terms, which range from 2017 to 2036, or when the Company’s continuing involvement under the lease agreements ends, the related land, buildings and capital lease obligations will be removed from the consolidated balance sheet, with no underlying cash payments.  These capital lease obligations are reflected as non-cash obligations in the preceding table.

5. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	July 16, 2016	January 2, 2016
2022 Notes	$560,000	$560,000
2018 Notes	85,514	86,704
Discount on 2018 Notes	(371)	(470)
Deferred financing fees	(11,441)	(12,716)
2017 ABL Facility	47,700	46,700
Other loans	3,507	3,229
Total debt	684,909	683,447
Current portion	(2,182)	(2,075)
Total long-term debt	$682,727	$681,372

On June 10, 2015, Holding I and Tops Markets II Corporation (collectively, the “Issuers”) issued $560.0 million in aggregate principal amount of senior secured notes due in 2022, bearing annual interest at a rate of 8.00% (the “2022 Notes”).  The proceeds from the 2022 Notes were used to fund a tender offer for, and redeem the balance of, the previously outstanding $460.0 million of senior secured notes issued by Holding I, Tops Markets and Tops Markets II Corporation (the “2017 Notes”) and to fund a partial tender offer for $60.0 million of the $150.0 million outstanding 8.75%/9.50% senior unsecured notes issued by Holding II (the “2018 Notes”), including tender and redemption premiums of $23.0 million and $1.2 million, respectively, which have been recorded within loss on debt extinguishment in the condensed consolidated statements of comprehensive loss during the 12-week and 28-week periods ended July 11, 2015.  The proceeds were also used to pay accrued and unpaid interest related to the tendered and redeemed notes and fees and expenses related to the issuance of the 2022 Notes.  The 2022 Notes mature on June 15, 2022 and require semi-annual interest payments on June 15 and December 15.  The 2022 Notes are redeemable, in whole or in part, at any time on or after June 15, 2018 at specified redemption prices.  Prior to June 15, 2018, the Company may redeem the 2022 Notes, in whole or in part, at a specified “make-whole” premium.

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

On May 15, 2013, Holding II issued $150.0 million of 2018 Notes.  As discussed above, on June 10, 2015, Holding II successfully tendered for and repurchased $60.0 million of 2018 Notes.  On January 20, 2016 and December 18, 2015, $1.2 million and $3.3 million, respectively, of 2018 Notes were repurchased in “open market” transactions, resulting in a remaining outstanding principal amount of $85.5 million as of July 16, 2016.  If certain conditions are met, Holding II may be entitled to pay interest on the 2018 Notes by increasing the principal of the notes or by issuing new notes as pay-in-kind interest.  This payment in kind interest would accrue at an annual rate of 9.50%.  The 2018 Notes mature on June 15, 2018 and require semi-annual interest payments on June 15 and December 15.  To the extent permitted by the indenture governing the 2022 Notes and the 2017 ABL Facility (see below), Holding I may make dividend payments to Holding II to fund additional repurchases and the semi-annual interest payments for the 2018 Notes.  The 2018 Notes are redeemable, in whole or in part, at specified redemption prices.

On December 14, 2012, Tops Markets entered into the 2017 ABL Facility with Bank of America, N.A. as collateral agent and administrative agent.  The 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for up to $50.0 million of additional borrowing capacity if the required conditions are met.  The borrowing base includes inventory, pharmacy prescription files and certain receivables.  The 2017 ABL Facility matures on December 14, 2017.

Costs associated with the 2022 Notes and 2018 Notes of $10.7 million and $2.7 million, respectively, were capitalized and are being amortized over the respective terms of the 2022 Notes and 2018 Notes using the effective interest method.  Costs associated with the 2017 ABL Facility of $1.1 million were capitalized and are being amortized on a straight-line basis over the term of the 2017 ABL Facility.

During the 12-week periods ended July 16, 2016 and July 11, 2015, amortization expense related to the deferred financing costs was $0.5 million and $0.8 million, respectively.  During the 28-week periods ended July 16, 2016 and July 11, 2015, amortization expense related to the deferred financing costs was $1.2 million and $2.1 million, respectively.  This amortization expense is included in interest expense in the condensed consolidated statements of comprehensive loss.  At July 16, 2016, long-term debt included deferred financing costs, net of accumulated amortization of $3.0 million, totaling $11.4 million.  At January 2, 2016, long-term debt included deferred financing costs, net of accumulated amortization of $1.8 million, totaling $12.7 million.

As of July 16, 2016, the unused availability under the 2017 ABL Facility was $46.5 million, after giving effect to the borrowing base calculation, $22.8 million of letters of credit outstanding and $47.7 million of borrowings outstanding.  As of January 2, 2016, $23.8 million of letters of credit were outstanding under the 2017 ABL Facility.  Revolving loans under the 2017 ABL Facility, at the Company’s option, bear interest at either LIBOR plus a margin of 150 to 200 basis points, determined based on levels of borrowing availability, or the prime rate plus a margin of 50 to 100 basis points, determined based on levels of borrowing availability.  As of July 16, 2016 and January 2, 2016, the weighted average interest rates on borrowings under the 2017 ABL Facility were 2.56% and 3.20%, respectively.  The 2017 ABL Facility is collateralized primarily by (i) first priority interests, subject to certain exceptions and permitted liens, in the ABL Priority Collateral, and (ii) second priority interests, subject to certain exceptions and permitted liens, in the 2022 Notes Priority Collateral.

The instruments governing the 2022 Notes, 2018 Notes and the 2017 ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and obligations on a change in control.  Failure to meet any of these covenants would be an event of default.  On August 19, 2014, the 2017 ABL Facility was amended to reduce specified restrictions on the Company’s ability to make certain restricted payments, including dividends.  As of July 16, 2016, the Company was in compliance with its covenants under these agreements.

6. INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	12-week periods ended		28-week periods ended
	July 16, 2016	July 11, 2015	July 16, 2016	July 11, 2015
Current	$(292)	$(7)	$(318)	$(9)
Deferred	(409)	(393)	(954)	(933)
Total income tax expense	$(701)	$(400)	$(1,272)	$(942)

Based on an assessment of positive and negative evidence regarding the realization of the Company’s deferred tax assets, the Company continues to maintain a full valuation allowance against total net deferred tax assets, and consequently, the Company recognized no income tax benefit during the 12-week and 28-week periods ended July 16, 2016 and July 11, 2015.

The income tax expense recognized for the 12-week and 28-week periods ended July 16, 2016 solely reflects the recognition of additional valuation allowance associated with the tax amortization of the Company’s indefinite-lived tradename and goodwill deferred tax liabilities.  The effective tax rates would have been 38.9% and 39.0%, respectively, without the establishment of valuation allowance.

The income tax expense recognized for the 12-week and 28-week periods ended July 11, 2015 solely reflects the recognition of additional valuation allowance associated with the tax amortization of the Company’s indefinite-lived tradename and goodwill deferred tax liabilities.  The effective tax rate would have been 39.1% during each of the periods without the establishment of valuation allowance.

As of the beginning of fiscal year 2016, the Company had U.S. federal and state net operating loss carryforwards of $70.9 million and $71.5 million, respectively, which expire beginning in 2029.  In addition, the Company had federal tax credits of $5.4 million, which expire beginning in 2027.

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

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition of Erie Logistics from C&S.  This suspension was retroactive to the effective date of the acquisition.  During this “suspension” and thereafter through the date of this Quarterly Report on Form 10-Q, Erie Logistics has elected to continue to make contributions to the Fund in accordance with the terms set forth in the collective bargaining agreements with Teamsters Local 264.  The Fund has rejected and returned these contributions.  During the 12-week periods ended July 16, 2016 and July 11, 2015, these rejected contributions totaled $1.2 million and $0.8 million, respectively.  During the 28-week periods ended July 16, 2016 and July 11, 2015, these rejected contributions totaled $2.9 million and $2.4 million, respectively.  On May 27, 2014, the Fund provided Erie Logistics and C&S with notice of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition.  The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by the Employee Retirement Income Security Act (“ERISA”), of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund.  The Company is vigorously contesting this determination through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable.  If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of its prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  During each of the 28-week periods ended July 16, 2016 and July 11, 2015, the monthly conditional payments of withdrawal liability totaled $3.8 million.  These monthly conditional payments are in addition to pension contributions the Company has elected to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept.  The aggregate conditional monthly payments of withdrawal liability, totaling $15.4 million as of July 16, 2016, have been recorded in other assets, while the aggregate rejected contributions that the Company has elected to make, totaling $11.8 million as of July 16, 2016, have been recorded in other long-term liabilities and cash within its condensed consolidated balance sheet.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements by reason of the Company’s failing to participate in the Fund.  On July 4, 2016, the arbitrator denied this grievance.  The Company is in active discussions with Teamsters Local 264 regarding certain aspects of the grievance and the arbitrator’s decision.

Purchase Commitments

Effective December 22, 2013, in connection with its purchase of all the membership interests of Erie Logistics and certain other assets from C&S, the Company modified its existing agreement with C&S whereby the Company resumed warehousing and transportation functions for the WNY warehouses, while C&S continues to provide procurement and purchasing services in support of the majority of the Company’s supply chain.  This modified agreement sets out the parties' respective responsibilities for the procurement and purchase of merchandise intended for use or resale in a majority of the Company’s supermarkets.  In consideration for the services it provides under this agreement, C&S is paid a fee based on all merchandise purchased by the Company from C&S through the WNY warehouses with C&S also having incentive income opportunities under the agreement.  As of April 1, 2015, the Company and C&S agreed in principle to amend certain operating terms of this agreement and extend the term through April 1, 2020.

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

Effective March 1, 2016, the Company extended its existing IT outsourcing agreement with HP Enterprise Services, LLC (“HPE”) through February 29, 2024.  Under this agreement, HPE provides data center operations, mainframe processing, business applications and systems development, which are expected to enhance the Company’s customer service and efficiency.  The amounts payable to HP under this agreement are based upon the services requested by the Company at predetermined rates.

The costs of these purchase commitments are not reflected in the Company’s consolidated balance sheets.

Environmental Liabilities

The Company is contingently liable for potential environmental issues related to some of its properties.  As the Company is unaware of environmental issues that are expected to materially impact the Company’s consolidated financial statements as a whole, no amounts were accrued as of July 16, 2016 or January 2, 2016.

Collective Bargaining Agreements

The Company employs approximately 15,000 associates.  Approximately 83% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or two other UFCW unions.  Approximately 4% of these associates are members of Teamsters Local 264, who work in the Company’s WNY warehouse and distribution facilities.  All other associates are non-union.  The Company is a party to five collective bargaining agreements with Local One expiring between April 2017 and October 2018.  The Company has one non-Local One UFCW collective bargaining agreement that expired in April 2016.  The Company is currently operating under a memorandum of agreement to extend that expired collective bargaining agreement.  The Company also is a party to one other non-Local One UFCW collective bargaining agreement that expires in February 2018.  The Company is a party to three collective bargaining agreements with Teamsters Local 264 that expire in August 2019.

Legal Proceedings

Except as otherwise disclosed in this note, the Company is unaware of any legal proceedings that are expected to materially impact the Company’s consolidated financial statements as a whole.  No amounts related to contingent liabilities due to legal proceedings were accrued as of July 16, 2016 or January 2, 2016.

10. BUSINESS ACQUISITION

On July 13, 2016, the Company announced an agreement to acquire four supermarkets from The Stop & Shop Supermarket Company LLC, which currently operates these stores under the Stop & Shop banner, and two supermarkets from Hannaford Bros. Co., LLC and Martin’s Foods of South Burlington, LLC, which currently operate these stores under the Hannaford banner, in eastern New York and Massachusetts. These transactions are expected to close beginning August 21, 2016 and are subject to customary closing conditions. The aggregate purchase price for this combined acquisition of $12.0 million, plus an estimated purchase price for inventory of $5.9 million, is expected to be funded using cash on hand and available borrowings under the Company’s 2017 ABL Facility.

The Company believes the acquisition creates significant strategic value due to the expansion it provides to the Company’s supermarket base as well as the minimal incremental general and administrative expenses expected to be incurred.

Based upon a preliminary expected allocation of the aggregate purchase price, the assets to be acquired will be recorded at their respective estimated fair values as of the acquisition dates.  Due to the timing of the closings for the acquisition, the preliminary expected allocation of the aggregate purchase price is based on management’s best estimates of fair values as of the expected acquisition dates using information available as of the date of this 10-Q and is subject to adjustments.  The valuations are expected to be finalized within 12 months of the closing of the acquisition.  As the valuations are finalized, any changes to the preliminary expected valuation of assets acquired may result in material adjustments to the fair value of inventory, equipment and identifiable intangible assets acquired and will be adjusted retrospectively.

The following table summarizes the expected preliminary allocation of the purchase price to the assets acquired as of the expected transaction dates (dollars in thousands):

Assets acquired:
Inventory	$5,939
Equipment	5,888
Pharmacy scripts	3,950
Goodwill	1,839
Customer lists	323
Acquisition price	$17,939

The following table summarizes the Company’s unaudited pro forma operating results for the 12-week and 28-week periods ended July 16, 2016 and July 11, 2015, giving effect to the acquisition as if it occurred as of the beginning of fiscal year 2015 (dollars in thousands):

	12-week periods ended		28-week periods ended
	July 16, 2016	July 11, 2015	July 16, 2016	July 11, 2015
Net sales	$628,820	$625,142	$1,394,863	$1,400,299
Operating income	19,776	19,636	34,309	45,740
Net income (loss)	508	(34,309)	(10,417)	(34,490)

The pro forma financial information above reflects the $0.2 million of transaction costs incurred by the Company during the 12-week and 28-week periods ended July 16, 2016 within the operating results for the 28-week period ended July 11, 2015.  Additionally, the pro forma information includes estimated depreciation and amortization of $0.5 million during each of the 12-week periods ended July 16, 2016 and July 11, 2015, and estimated depreciation and amortization of $1.2 million during each of the 28-week periods ended July 16, 2016 and July 11, 2015.  This pro forma financial information is not intended to represent or be indicative of what would have occurred if the acquisition had taken place as of the beginning of the periods presented and should not be taken as representative of the Company’s future consolidated results of operations.

11. IMPAIRMENT

During August 2016, the Company determined that the expected future cash flows associated with one supermarket location were insufficient to recover that location’s aggregate net book value of long-lived assets.  As a result, the net book values of leasehold improvements and equipment assets were written down to their estimated fair values, a Level 3 fair value source.  A corresponding non-cash impairment of $2.1 million was recognized in the condensed consolidated statements of comprehensive loss for the 12-week and 28-week periods ended July 16, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (the “10-Q”).

We are a leading supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont.  Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our market area, supported by strong customer loyalty and attractive supermarket locations.  As of July 16, 2016, we operated 165 full-service supermarkets, 164 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.

Forward-Looking Statements

This 10-Q includes forward‑looking statements, which are generally statements about future events, plans, objectives and performance.  Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward‑looking statements.  Forward‑looking statements reflect our current expectations, based on currently available information, and are not guarantees.  Although we believe that the expectations reflected in such forward‑looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict.  Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  Important factors relating to these risks and uncertainties include, but are not limited to, the following:

•	current economic conditions and the impact on consumer demand and spending and our pricing strategy;
•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;
•	our ability to effectively increase or maintain our profit margins;
•	the success of our store acquisition, construction and remodel programs;
•	fluctuations in utility, fuel and commodity prices, which could impact consumer spending and buying habits and the cost of doing business;

•	risks inherent in our fuel station operations;
•	our exposure to local economies and other adverse conditions due to our geographic concentration;
•	risks of natural disasters and severe weather conditions;
•	supply problems with our suppliers and vendors;
•	our relationships with our unions and unionized employees, the terms of future collective bargaining agreements or labor strikes;
•	increased operating costs resulting from increases in the minimum wage, rising employee benefit costs or pension funding obligations;
•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;
•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;
•	estimates of the amount and timing of payments under our self-insurance policies;
•	risks of liability under environmental laws and regulations;
•	our ability to maintain and improve our information technology systems;
•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;
•	threats or potential threats to security;
•	our ability to retain key personnel;
•	risks of data security breaches or losses of confidential customer information;
•	risks relating to our substantial indebtedness;
•	claims or legal proceedings against us; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2016 and elsewhere in this 10-Q.

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

Our condensed consolidated financial statements for the 12-week and 28-week periods ended July 16, 2016 and July 11, 2015 are unaudited, and, in the opinion of our management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

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

RESULTS OF OPERATIONS

12-Week Period Ended July 16, 2016 Compared with the 12-Week Period Ended July 11, 2015

Summary

The results of operations during the 12-week period ended July 16, 2016 were impacted by the $12.8 million incremental inside sales contribution from seven acquired and new supermarkets opened since May 2015 and a same store sales decrease of 1.1%, primarily resulting from food cost deflation.  Relatively lower margin fuel sales decreased $6.7 million during the 12-week period ended July 16, 2016, primarily as a result of a decrease in fuel retail prices.  This decrease in lower margin fuel sales, combined with a $1.9 million decrease in distribution costs, which occurred largely due to lower self-insured workers’ compensation claims expense, drove an 80 basis points increase in gross profit margin.

Net Sales

The following table includes the components of our net sales for the 12-week periods ended July 16, 2016 and July 11, 2015.

(Dollars in thousands)

	12-week periods ended
	July 16, 2016	July 11, 2015	$ Change	% Change
Inside sales	$554,989	$544,576	$10,413	1.9%
Fuel sales	34,600	41,335	(6,735)	(16.3)%
Net sales	$589,589	$585,911	$3,678	0.6%

Inside sales increased due to the $12.8 million incremental contribution from seven acquired and new supermarkets opened since May 2015.  Same store sales decreased 1.1%, primarily due to food cost deflation in certain categories, including meat and dairy, and competitive pressure to lower food prices in response.  Same store sales is inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.  To calculate the same store sales change, we used the 12-week period ended July 18, 2015, as this represents the most comparable period to the 12-week period ended July 16, 2016.

The decrease in fuel sales was due to a 15.6% decrease in the average retail price per gallon, net of applicable discounts, and a 0.9% net decrease in gallons sold.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 12-week periods ended July 16, 2016 and July 11, 2015.

(Dollars in thousands)

	12-week		12-week
	period ended	% of	period ended	% of	$	%
	July 16, 2016	Net Sales	July 11, 2015	Net Sales	Change	Change
Cost of goods sold	$(404,286)	68.6%	$(404,259)	69.0%	$(27)	(0.0)%
Distribution costs	(9,646)	1.6%	(11,563)	2.0%	1,917	16.6%
Gross profit	$175,657	29.8%	$170,089	29.0%	$5,568	3.3%

As a percentage of net sales, the decrease in cost of goods sold was due to a shift in product mix given the smaller proportion of relatively lower margin fuel sales.  Non-cash LIFO inventory valuation adjustments changed from expense of $0.2 million during the 12-week period ended July 11, 2015 to income of $0.1 million during the 12-week period ended July 16, 2016.  Excluding the impact of LIFO adjustments, cost of goods sold as a percentage of inside sales was 67.4% during each of the 12-week periods ended July 16, 2016 and July 11, 2015.

The decrease in distribution costs was largely due to a $1.7 million decrease in self-insured workers’ compensation claims expense.

Operating Expenses

The following table includes a comparison of operating expenses for the 12-week periods ended July 16, 2016 and July 11, 2015.

(Dollars in thousands)

	12-week		12-week
	period ended	% of	period ended	% of	$	%
	July 16, 2016	Net Sales	July 11, 2015	Net Sales	Change	Change
Wages, salaries and benefits	$84,559	14.3%	$82,771	14.1%	$1,788	2.2%
Selling and general expenses	27,231	4.6%	26,548	4.5%	683	2.6%
Administrative expenses	18,578	3.2%	17,509	3.0%	1,069	6.1%
Rent expense, net	6,505	1.1%	6,374	1.1%	131	2.1%
Depreciation and amortization	14,718	2.5%	14,566	2.5%	152	1.0%
Advertising	5,594	0.9%	5,854	1.0%	(260)	(4.4)%
Impairment	2,076	0.4%	—	N/A	2,076	N/A
Total	$159,261	27.0%	$153,622	26.2%	$5,639	3.7%

Wages, Salaries and Benefits

The increase in wages, salaries and benefits as a percentage of net sales was due to the smaller proportion of fuel sales as a percentage of net sales, which require relatively modest labor investments.  As a percentage of inside sales, wages, salaries and benefits was a consistent 15.2%.

Selling and General Expenses

Selling and general expenses remained relatively consistent as a percentage of net sales.

Administrative Expenses

The increase in administrative expenses was largely due to a $0.4 million increase in bonus expense based upon performance against budget metrics and $0.2 million of incremental legal and professional fees incurred during the 12-week period ended July 16, 2016 related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund discussed in Note 9 to our condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases.  The increase in rent expense was due to new supermarket openings since May 2015.

Depreciation and Amortization

The increase in depreciation and amortization was due to incremental depreciation related to capital expenditures since mid-2015.

Advertising

Advertising remained relatively consistent as a percentage of net sales.

Impairment

During the 12-week period ended July 16, 2016, we determined that the expected future cash flows associated with one supermarket location were insufficient to recover the location’s aggregate net book value of long-lived assets.  As a result, the net book values of leasehold improvements and equipment assets were written down to their estimated fair values.  A corresponding non-cash impairment of $2.1 million was recognized in the condensed consolidated statement of comprehensive loss.

Loss on debt extinguishment

During June 2015, we satisfied and discharged our obligations under our 2017 Notes and redeemed $60.0 million of our 2018 Notes.  In connection with these financing activities, we recorded a $34.5 million loss on debt extinguishment during the 12-week period ended July 11, 2015.  See Note 5 to our condensed consolidated financial statements in Item 1 of this 10-Q for further details.

Interest Expense, Net

Interest expense decreased $0.5 million due to a lower average borrowing rate on long-term debt as a result of our June 2015 refinancing activities.

Income Tax Expense

Based on an assessment of positive and negative evidence regarding the realization of our deferred tax assets, we continue to maintain a full valuation allowance against total net deferred tax assets, and consequently, we recognized no income tax benefit during the 12-week periods ended July 16, 2016 and July 11, 2015.

The income tax expense recognized for the 12-week periods ended July 16, 2016 and July 11, 2015 solely reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities.  The effective tax rates would have been 38.9% and 39.1%, respectively, without the establishment of valuation allowance.

Net Loss

Our net loss decreased $34.6 million for the reasons described above.

28-Week Period Ended July 16, 2016 Compared with the 28-Week Period Ended July 11, 2015

Summary

The results of operations during the 28-week period ended July 16, 2016 compared with the 28-week period ended July 11, 2015 were impacted by the $29.5 million incremental inside sales contribution from seven acquired and new supermarkets opened since May 2015 and a same store sales decrease of 1.3%, primarily resulting from food cost deflation.  Fuel sales decreased $17.3 million during the 28-week period ended July 16, 2016, primarily as a result of a decrease in fuel retail prices.  Due to market changes in fuel retail prices and costs, fuel profit was unusually high during the 28-week period ended July 11, 2015 and returned to normal levels in 2016, which was the primary driver of the fuel gross profit decrease of $2.5 million.  Offsetting this decrease were incremental savings of $2.4 million associated with the amendment of certain operating terms in our agreement with C&S, which became effective April 1, 2015.  Our operating expenses were impacted by $2.2 million of incremental legal and professional fees during the 28-week period ended July 16, 2016 related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund.

Net Sales

The following table includes the components of our net sales for the 28-week periods ended July 16, 2016 and July 11, 2015.

(Dollars in thousands)

	28-week periods ended
	July 16, 2016	July 11, 2015	$ Change	% Change
Inside sales	$1,233,113	$1,221,272	$11,841	1.0%
Fuel sales	70,212	87,489	(17,277)	(19.7)%
Net sales	$1,303,325	$1,308,761	$(5,436)	(0.4)%

Inside sales increased due to the $29.5 million incremental contribution from seven acquired and new supermarkets opened since May 2015.  This increase was partially offset by a $2.4 million reduction in pharmacy sales attributable to the closure of 27 in-store pharmacies during January 2015.  Same store sales decreased 1.3%, primarily due to food cost deflation in certain categories, including meat and dairy, and competitive pressure to lower food prices in response.  Same store sales is inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.  Sales related to the 27 closed in-store pharmacies have been excluded for purposes of calculating same store sales.  To calculate the same store sales change, we used the 28-week period ended July 18, 2015, as this represents the most comparable period to the 28-week period ended July 16, 2016.

The decrease in fuel sales was due to a 19.0% decrease in the average retail price per gallon, net of applicable discounts, and a 1.0% net decrease in gallons sold.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 28-week periods ended July 16, 2016 and July 11, 2015.

(Dollars in thousands)

	28-week		28-week
	period ended	% of	period ended	% of	$	%
	July 16, 2016	Net Sales	July 11, 2015	Net Sales	Change	Change
Cost of goods sold	$(891,152)	68.4%	$(898,384)	68.6%	$7,232	0.8%
Distribution costs	(21,460)	1.6%	(25,823)	2.0%	4,363	16.9%
Gross profit	$390,713	30.0%	$384,554	29.4%	$6,159	1.6%

As a percentage of net sales, the decrease in cost of goods sold was due to a shift in product mix given the smaller proportion of relatively lower margin fuel sales.  Non-cash LIFO inventory valuation expense decreased $0.1 million from $0.4 million during the 28-week period ended July 11, 2015 to $0.3 million during the 28-week period ended July 16, 2016.  Excluding the impact of LIFO adjustments, cost of goods sold as a percentage of inside sales was 67.3% during each of the 28-week periods ended July 16, 2016 and July 11, 2015.

The decrease in distribution costs was due to $1.9 million of incremental savings associated with the amendment of certain operating terms of our agreement with C&S, which became effective April 1, 2015.  This amount recorded in distribution costs is in addition to $0.5 million of savings classified in cost of goods sold related to the amended terms.  In addition, there was a $1.7 million decrease in self-insured workers’ compensation claims expense.

Operating Expenses

The following table includes a comparison of operating expenses for the 28-week periods ended July 16, 2016 and July 11, 2015.

(Dollars in thousands)

	28-week		28-week
	period ended	% of	period ended	% of	$	%
	July 16, 2016	Net Sales	July 11, 2015	Net Sales	Change	Change
Wages, salaries and benefits	$192,392	14.8%	$192,227	14.7%	$165	0.1%
Selling and general expenses	63,736	4.9%	64,350	4.9%	(614)	(1.0)%
Administrative expenses	44,048	3.4%	41,002	3.1%	3,046	7.4%
Rent expense, net	15,106	1.2%	14,571	1.1%	535	3.7%
Depreciation and amortization	34,633	2.7%	33,172	2.5%	1,461	4.4%
Advertising	12,018	0.9%	11,689	0.9%	329	2.8%
Impairment	2,076	0.2%	—	N/A	2,076	N/A
Gain on sale of assets	—	N/A	(11,014)	(0.8)%	11,014	100.0%
Total	$364,009	28.1%	$345,997	26.4%	$18,012	5.2%

Wages, Salaries and Benefits

Wages, salaries and benefits remained relatively consistent as a percentage of net sales.

Selling and General Expenses

The decrease in selling and general expenses was primarily due to a $1.4 million decrease in utility costs attributable to lower commodity costs and usage due to the milder weather during early 2016.

Administrative Expenses

The increase in administrative expenses was largely due to $2.2 million of incremental legal and professional fees incurred during the 28-week period ended July 16, 2016 related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund discussed in Note 9 to our condensed consolidated financial statements contained in Item 1 of this Form 10-Q.  The increase also reflects normal wage adjustments and increased corporate associate healthcare costs.

Rent Expense, Net

Rent expense reflects our rental expense for supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases.  The increase in rent expense was due to new supermarket openings since May 2015.

Depreciation and Amortization

The increase in depreciation and amortization was due to incremental depreciation related to capital expenditures since early 2015.

Advertising

Advertising remained relatively consistent as a percentage of net sales.

Impairment

During the 28-week period ended July 16, 2016, we determined that the expected future cash flows associated with one supermarket location were insufficient to recover the location’s aggregate net book value of long-lived assets.  As a result, the net book values of leasehold improvements and equipment assets were written down to their estimated fair values.  A corresponding non-cash impairment of $2.1 million was recognized in the condensed consolidated statement of comprehensive loss.

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

Loss on debt extinguishment

During June 2015, we satisfied and discharged our obligations under our 2017 Notes and redeemed $60.0 million of our 2018 Notes.  In connection with these financing activities, we recorded a $34.5 million loss on debt extinguishment during the 28-week period ended July 11, 2015.  See Note 5 to our condensed consolidated financial statements in Item 1 of this 10-Q for further details.

Interest Expense, Net

Interest expense decreased $1.3 million due primarily to a lower average borrowing rate on long-term debt as a result of our June 2015 refinancing activities.

Income Tax Expense

Based on an assessment of positive and negative evidence regarding the realization of our deferred tax assets, we continue to maintain a full valuation allowance against total net deferred tax assets, and consequently, we recognized no income tax benefit during the 28-week periods ended July 16, 2016 and July 11, 2015.

The income tax expense recognized for the 28-week periods ended July 16, 2016 and July 11, 2015 solely reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities.  The effective tax rates would have been 39.0% and 39.1%, respectively, without the establishment of valuation allowance.

Net Loss

Our net loss decreased $23.7 million for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash are cash flows generated from our operations and borrowings under our 2017 ABL Facility.  Our 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for future upsizing with up to $50.0 million of incremental commitments if the required conditions are met.  As of July 16, 2016, the unused availability under our 2017 ABL Facility was $46.5 million, after giving effect to the borrowing base calculation, $22.8 million of letters of credit outstanding and $47.7 million of borrowings outstanding.  We expect that cash generated from operations and availability under our 2017 ABL Facility will permit us to fund our debt service requirements, investments in working capital, capital expenditures, acquisitions and other cash requirements for at least the next twelve months.  We do not expect to make dividends of significant size in the near future; however, we may pay dividends to our stockholders from time to time.  Our financial flexibility will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control.  Although unforeseen, if faced with the need to increase liquidity, we could readily respond through the control of variable operating expenses (for example, by adjusting employment levels) and through the reduction of planned capital expenditure and acquisition activities.

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

On December 15, 2016, semi-annual cash interest payments totaling $26.1 million are payable related to our 2022 Notes and 2018 Notes.  We expect these payments will be primarily funded through cash from operations.  No principal amounts are payable related to these notes until their respective maturities on June 15, 2022 and June 15, 2018.

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	28-week periods ended
	July 16, 2016	July 11, 2015
Cash provided by (used in):
Operating activities	$21,034	$43,506
Investing activities	(17,797)	(10,588)
Financing activities	(9,476)	(24,561)

Cash provided by operating activities during the 28-week period ended July 16, 2016 decreased $22.5 million compared with the 28-week period ended July 11, 2015.  Changes in operating assets and liabilities represented a use of cash of $7.6 million during the 28-week period ended July 16, 2016 compared with a source of cash of $17.6 million during the 28-week period ended July 11, 2015.  This year-over-year change was primarily attributable to a larger decrease in accrued expenses and an increase in inventory during the 28-week period ended July 16, 2016.  The larger decrease in accrued expenses was due to an $8.9 million increase in bonus payments due to better performance against budget metrics in 2015 versus 2014.  Inventory decreased during the 28-week period ended July 11, 2015, in part due to the sale of pharmacy inventory related to the closure of 27 of our in-store pharmacies.  Inventory increased during the 28-week period ended July 16, 2016 due to the replenishment of lower than normal inventory levels at 2015 year-end, which was caused in part by the 2015 fiscal year ending after the New Year's Day holiday.

Cash used in investing activities increased $7.2 million during the 28-week period ended July 16, 2016 compared with the 28-week period ended July 11, 2015 due to net cash proceeds of $11.3 million from the sale of pharmacy scripts during January 2015, partially offset by a decrease in normal capital expenditure payments.  We expect to invest $40 million to $45 million in capital expenditures during fiscal year 2016, primarily related to new supermarket locations, including the six supermarkets to be acquired in late August, remodels and maintenance activities.  We expect to fund these capital expenditures primarily with cash from operations.

Cash used in financing activities decreased $15.1 million during the 28-week period ended July 16, 2016 compared with the 28-week period ended July 11, 2015.  The decrease reflects a change in net borrowings and repayments on our 2017 ABL Facility of $25.5 million, from net repayments of $24.5 million during the 28-week period ended July 11, 2015 to net borrowings of $1.0 million during the 28-week period ended July 16, 2016.  Partially offsetting this impact were cash flows related to the June 2015 refinancing activities, including the proceeds from the 2022 Notes of $560.0 million, the tender offer for, and redemption of the balance of, the previously outstanding 2017 Notes and partial tender offer for the 2018 Notes, and fees and expenses incurred related to the 2022 Notes issuance.  We paid a dividend of $2.0 million to Tops MBO Co and repurchased $1.2 million of our 2018 Notes during the 28-week period ended July 16, 2016.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One.  The Local One plan generally provides retirement benefits to participants based on their service to contributing employers.  We are contingently liable for withdrawal liability in the event that we withdraw from the Local One plan.  The actuary for the Local One plan has estimated that, as of December 31, 2014, our withdrawal liability would have been $349.2 million in the event of our complete withdrawal from the Local One plan during 2015.  In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements.  We have no intention to withdraw from the Local One plan.  During the 28-week periods ended July 16, 2016 and July 11, 2015, we made contributions of $7.8 million and $6.6 million, respectively, to this plan.  We are required to increase our annual contributions to the Local One plan pursuant to our current collective bargaining agreements and the Local One plan’s current rehabilitation plan.

As a result of our acquisition of Erie Logistics from C&S in December 2013, we believe we assumed the obligation to participate in and contribute to the Fund.  During the 28-week periods ended July 16, 2016 and July 11, 2015, we made contributions to the Fund of $2.9 million and $2.7 million, respectively.

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

The Notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months.  If it were ultimately determined that Erie Logistics incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  Although we are vigorously contesting the withdrawal determination, during the pendency of the proceeding to contest such determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  During each of the 28-week periods ended July 16, 2016 and July 11, 2015, the monthly conditional payments of withdrawal liability totaled $3.8 million.  These monthly conditional payments are in addition to pension contributions the Company has tendered which the Fund has rejected and returned, as discussed above and in Note 9 to our condensed consolidated financial statements included in Item 1 of this 10-Q.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at July 16, 2016 consisted of operating leases and any potential withdrawal liability obligations under our multi-employer pension plans.  We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The table below provides information about our outstanding debt as of July 16, 2016.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital lease obligations.  Interest rates reflect the weighted average rates for the outstanding instruments.  The Fair Value column includes the fair value of our debt instruments as of July 16, 2016.  Refer to Note 1 of our condensed consolidated financial statements in Item 1 of this 10-Q for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Remainder
	of 2016	2017	2018	2019	2020	Thereafter	Fair Value
Debt
Fixed rate	$1,273	$1,160	$86,052	$139	$39	$560,358	$576,690
Average interest rate	4.6%	4.7%	8.7%	4.4%	4.0%	8.0%
Variable rate	$—	$47,700	$—	$—	$—	$—	$47,700
Average interest rate	N/A	2.6%	N/A	N/A	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of July 16, 2016, the Chief Executive Officer and the Chief Financial Officer, together with designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of July 16, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the 12-week period ended July 16, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
August 11, 2016