Form 10-Q
period 2016-10-08
TOPS HOLDING II CORP
filed 2016-11-08
CIK 1584701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 8, 2016

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

As of November 8, 2016, 126,559 shares of common stock of the registrant were outstanding.

TOPS HOLDING II CORPORATION

i

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	October 8, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$31,377	$35,557
Accounts receivable, net	69,836	68,198
Inventory, net	163,628	141,223
Prepaid expenses and other current assets	16,700	16,857
Total current assets	281,541	261,835
Property and equipment, net	350,117	369,446
Goodwill (Note 3)	219,828	213,096
Intangible assets, net (Note 3)	170,237	173,730
Other assets (Note 10)	17,321	11,547
Total assets	$1,039,044	$1,029,654

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$88,223	$81,812
Accrued expenses and other current liabilities (Note 4)	105,541	96,757
Current portion of capital lease obligations (Note 5)	9,447	8,566
Current portion of long-term debt (Note 6)	2,126	2,075
Total current liabilities	205,337	189,210
Capital lease obligations (Note 5)	137,086	143,122
Long-term debt, net (Note 6)	705,756	681,372
Other long-term liabilities	50,594	44,680
Non-current deferred tax liabilities	45,057	43,694
Total liabilities	1,143,830	1,102,078

Commitments and contingencies (Note 10)
Common stock ($0.001 par value; 300,000 authorized shares, 126,560 shares issued and 126,559 shares outstanding as of October 8, 2016 and January 2, 2016)	—	—
Treasury stock (at cost; 1 share as of October 8, 2016 and January 2, 2016)	(1)	(1)
Paid-in capital	6,367	7,974
Accumulated deficit	(109,547)	(78,792)
Accumulated other comprehensive loss, net of tax	(1,605)	(1,605)
Total shareholders' deficit	(104,786)	(72,424)
Total liabilities and shareholders' deficit	$1,039,044	$1,029,654

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	12-week periods ended		40-week periods ended
	October 8, 2016	October 3, 2015	October 8, 2016	October 3, 2015
Net sales	$568,753	$560,744	$1,872,078	$1,869,505
Cost of goods sold	(388,758)	(386,195)	(1,279,910)	(1,284,579)
Distribution costs	(11,586)	(9,125)	(33,046)	(34,948)
Gross profit	168,409	165,424	559,122	549,978

Operating expenses:
Wages, salaries and benefits	(84,725)	(80,354)	(277,117)	(272,581)
Selling and general expenses	(28,352)	(27,459)	(92,088)	(91,809)
Administrative expenses (inclusive of share-based compensation expense of $(39), $53, $88 and $177)	(21,923)	(17,842)	(65,971)	(58,844)
Rent expense, net	(7,004)	(6,292)	(22,110)	(20,863)
Depreciation and amortization	(14,968)	(14,719)	(49,601)	(47,891)
Advertising	(5,140)	(4,901)	(17,158)	(16,590)
Impairment (Note 11)	—	—	(2,076)	—
Gain on sale of assets (Note 8)	—	—	—	11,014
Total operating expenses	(162,112)	(151,567)	(526,121)	(497,564)
Operating income	6,297	13,857	33,001	52,414
Loss on debt extinguishment	—	—	—	(34,503)
Interest expense, net	(18,581)	(18,619)	(62,035)	(63,404)
Loss before income taxes	(12,284)	(4,762)	(29,034)	(45,493)
Income tax expense	(449)	(400)	(1,721)	(1,342)
Net loss	(12,733)	(5,162)	(30,755)	(46,835)
Other comprehensive income	—	—	—	—
Comprehensive loss	$(12,733)	$(5,162)	$(30,755)	$(46,835)

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	40-week periods ended
	October 8, 2016	October 3, 2015
Cash flows provided by operating activities:
Net loss	$(30,755)	$(46,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,850	57,179
Impairment	2,076	—
Amortization of deferred financing costs	1,770	2,618
Deferred income taxes	1,363	1,334
Straight-line rent adjustment	759	775
LIFO inventory valuation adjustments	241	661
Share-based compensation expense	88	177
Loss on debt extinguishment	—	34,503
Gain on sale of assets	—	(11,014)
Other	75	490
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,638)	(6,234)
Increase in inventory, net	(17,640)	(1,341)
Decrease (increase) in prepaid expenses and other current assets	236	(2,382)
Increase in other assets	(5,774)	—
Increase (decrease) in accounts payable	8,535	(537)
Increase in accrued expenses and other current liabilities	7,509	22,684
Increase in other long-term liabilities	2,905	1,846
Net cash provided by operating activities	28,600	53,924

Cash flows used in investing activities:
Cash paid for property and equipment	(25,035)	(30,692)
Acquisition of supermarkets	(17,409)	-
Cash proceeds from sale of assets	413	11,255
Net cash used in investing activities	(42,031)	(19,437)

Cash flows provided by (used in) financing activities:
Borrowings on 2017 ABL Facility	695,600	353,966
Repayments on 2017 ABL Facility	(672,800)	(374,466)
Principal payments on capital leases	(7,052)	(6,680)
Repayments of long-term debt borrowings	(2,990)	(521,480)
Dividends to Tops MBO Corporation (Note 9)	(2,015)	(775)
Change in bank overdraft position	(1,818)	(223)
Capital contribution	326	—
Proceeds from long-term debt borrowings	—	560,000
Debt extinguishment costs paid	—	(24,290)
Deferred financing costs paid	—	(10,593)
Purchase of treasury stock	—	(1)
Net cash provided by (used in) financing activities	9,251	(24,542)
Net (decrease) increase in cash and cash equivalents	(4,180)	9,945
Cash and cash equivalents-beginning of period	35,557	26,316
Cash and cash equivalents-end of period	$31,377	$36,261

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding II Corporation (“Holding II,” or collectively with its subsidiaries, the “Company”), the parent of Tops Holding LLC (“Holding I”), formerly Tops Holding Corporation, was incorporated on May 7, 2013.  Holding I is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer with supermarkets in New York, Northern Pennsylvania, Western Vermont and North Central Massachusetts.  As of October 8, 2016, the Company operated 172 supermarkets; 171 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.  Holding II has no business operations other than the ownership of Holding I and as the issuer of the 2018 Notes (see Note 6) and a guarantor of the 2022 Notes (see Note 6).

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

The Company’s condensed consolidated financial statements for the 12-week and 40-week periods ended October 8, 2016 and October 3, 2015 are unaudited, and in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”), which provides guidance regarding revenue recognition.  ASU No. 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016.  The Company is currently assessing the potential impact of ASU No. 2014-09 on its consolidated financial statements.

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

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods.  The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers.  As of October 8, 2016, 56 corporate supermarkets offered pharmacy services and 52 corporate fuel centers were in operation.  The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only operating segment and reportable segment.  The Company’s retail operations as a whole reflect the level at which the business is managed and how the Company’s Chief Executive Officer and the Company’s President, who act as the Company’s chief operating decision makers, assess performance internally.

The following table presents sales revenue by type of similar product (dollars in thousands):

	12-week periods ended				40-week periods ended
	October 8, 2016		October 3, 2015		October 8, 2016		October 3, 2015
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Non-perishables(1)	$330,202	58.1%	$321,794	57.4%	$1,074,377	57.4%	$1,060,122	56.7%
Perishables(2)	167,092	29.4%	162,354	29.0%	563,975	30.1%	555,260	29.7%
Fuel	31,005	5.5%	38,275	6.8%	101,217	5.4%	125,764	6.7%
Pharmacy	35,316	6.2%	33,302	5.9%	115,292	6.2%	111,429	6.0%
Other(3)	5,138	0.8%	5,019	0.9%	17,217	0.9%	16,930	0.9%
	$568,753	100.0%	$560,744	100.0%	$1,872,078	100.0%	$1,869,505	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments.  At October 8, 2016 and January 2, 2016, the carrying value and the estimated fair value of the Company’s debt instruments were as follows (dollars in thousands):

	October 8, 2016	January 2, 2016
Carrying value of long-term debt:
Current portion of long-term debt	$2,126	$2,075
Long-term debt	705,756	681,372
Total carrying value of debt instruments	707,882	683,447
Fair value of debt instruments	650,765	677,450
Excess of carrying value over fair value	$57,117	$5,997

The fair values of the 2018 Notes and 2022 Notes (see Note 6), which are included in long-term debt as of October 8, 2016 and January 2, 2016, were based on quoted market prices, a Level 2 source.

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

2. BUSINESS ACQUISITION

In August 2016, the Company acquired four supermarkets from The Stop & Shop Supermarket Company LLC, which operated these stores under the Stop & Shop banner, and two supermarkets from Hannaford Bros. Co., LLC and Martin’s Foods of South Burlington, LLC, which operated these stores under the Hannaford banner, in eastern New York and Massachusetts.  The aggregate purchase price for this acquisition of $16.4 million, including acquired inventory of $5.0 million, was funded using cash on hand and available borrowings under the 2017 ABL Facility.

The Company believes the acquisition creates significant strategic value due to the expansion it provides to the Company’s supermarket base as well as the minimal incremental general and administrative expenses expected to be incurred.

Based upon a preliminary allocation of the aggregate purchase price, the assets acquired and liabilities assumed were recorded at their respective estimated fair values as of the acquisition dates.  The preliminary allocation of the aggregate purchase price is based on management’s best estimates of fair values as of the acquisition dates using information available as of the date of this Quarterly Report on Form 10-Q and is subject to adjustments.  The valuations are expected to be finalized within 12 months of the closing of the acquisitions.  As the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in material adjustments to the fair value of inventory, equipment, goodwill and identifiable intangible assets acquired, and accrued expenses and other current liabilities assumed and will be adjusted in the quarter identified, as required by ASU No. 2015-16 “Business Combinations (Topic 805).”

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the transaction dates, and adjustments made to the estimated fair values of these assets (dollars in thousands):

	Initial		Revised
Assets acquired:	Estimate	Adjustments	Estimate
Inventory	$5,939	$(933)	$5,006
Prepaid expenses	—	79	79
Equipment	5,888	(624)	5,264
Goodwill	1,839	3,911	5,750
Pharmacy scripts	3,950	(698)	3,252
Customer lists	323	(93)	230
Total assets acquired	17,939	1,642	19,581
Liabilities assumed:
Accrued expenses and other current liabilities	—	799	799
Unfavorable lease rights	—	2,370	2,370
Total liabilities assumed	—	3,169	3,169
Acquisition price	$17,939	$(1,527)	$16,412

The following table summarizes the Company’s unaudited pro forma operating results for the 12-week and 40-week periods ended October 8, 2016 and October 3, 2015, giving effect to the acquisition as if it occurred as of the beginning of fiscal year 2015 (dollars in thousands):

	12-week periods ended		40-week periods ended
	October 8, 2016	October 3, 2015	October 8, 2016	October 3, 2015
Net sales	$604,868	$599,052	$1,997,577	$1,997,197
Operating income	9,364	16,829	44,424	60,214
Net loss	(9,666)	(2,190)	(19,332)	(39,035)

The pro forma financial information above reflects the $2.1 million of transaction costs incurred by the Company during the 40-week period ended October 8, 2016 within the operating results for the 40-week period ended October 3, 2015.  Additionally, the pro forma financial information includes estimated depreciation and amortization of $0.3 million during each of the 12-week periods ended October 8, 2016 and October 3, 2015, and estimated depreciation and amortization of $0.9 million during each of the 40-week periods ended October 8, 2016 and October 3, 2015.  This pro forma financial information is not intended to represent or be indicative of what would have occurred if the acquisition had taken place as of the beginning of the periods presented and should not be taken as representative of the Company’s future consolidated results of operations.

In addition to the acquisition discussed above, during the 12-week period ended October 8, 2016, the Company purchased one additional store for $2.0 million of which $0.5 million was paid during the 12-week period ended October 8, 2016, with the remainder to be paid over the next three years.

3. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during the 40-week period ended October 8, 2016 (dollars in thousands):

Balance - January 2, 2016	$213,096
Acquisitions	6,732
Balance - October 8, 2016	$219,828

Goodwill is reviewed annually for impairment on December 1, or more frequently upon the occurrence of trigger events.  Based on the Company’s assessment, no goodwill impairment was recorded during the 12-week and 40-week periods ended October 8, 2016 and October 3, 2015.

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
October 8, 2016	Amount	Amortization	Amount	Period
Tradename – indefinite	$131,200	$—	$131,200	Indefinite life
Customer relationships	29,430	(17,194)	12,236	14.0
Favorable lease rights	19,050	(6,193)	12,857	9.6
Franchise agreements	13,300	(5,048)	8,252	14.0
Pharmacy scripts	7,231	(1,781)	5,450	16.5
Non-compete agreement	250	(8)	242	5.0
	$200,461	$(30,224)	$170,237	13.1

	Gross		Net
	Carrying	Accumulated	Carrying
January 2, 2016	Amount	Amortization	Amount
Tradename – indefinite	$131,200	$—	$131,200
Customer relationships	29,200	(14,117)	15,083
Favorable lease rights	21,550	(6,328)	15,222
Franchise agreements	13,300	(3,872)	9,428
Pharmacy scripts	3,979	(1,182)	2,797
	$199,229	$(25,499)	$173,730

The Tops tradename is reviewed annually for impairment on December 1, or more frequently if impairment indicators arise.  Based on the Company’s assessment, no impairment was recorded during the 12-week and 40-week periods ended October 8, 2016 and October 3, 2015.

During the 12-week periods ended October 8, 2016 and October 3, 2015, amortization expense related to intangible assets was $2.0 million and $2.6 million, respectively.  During the 40-week periods ended October 8, 2016 and October 3, 2015, amortization expense related to intangible assets was $7.2 million and $8.8 million, respectively.  This amortization is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Depreciation and amortization in the condensed consolidated statements of comprehensive loss during each of the 12-week periods ended October 8, 2016 and October 3, 2015 includes $0.1 million of contra-expense related to the amortization of unfavorable lease rights, which are classified in other long-term liabilities in the condensed consolidated balance sheets.  During each of the 40-week periods ended October 8, 2016 and October 3, 2015, depreciation and amortization in the condensed consolidated statements of comprehensive loss includes $0.3 million of contra-expense related to the amortization of unfavorable lease rights.  Expected future amortization of these unfavorable lease rights is contra-expense of $0.2 million in the remaining period of Fiscal 2016, $0.8 million in Fiscal 2017, $0.8 million in Fiscal 2018, $0.8 million in Fiscal 2019, $0.8 million in Fiscal 2020 and $2.1 million thereafter.

As of October 8, 2016, expected future amortization of intangible assets is as follows (dollars in thousands):

2016 (remaining period)	$1,936
2017	7,592
2018	6,394
2019	5,332
2020	4,482
Thereafter	13,301

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	October 8, 2016	January 2, 2016
Interest payable	$16,610	$3,177
Wages, taxes and benefits	19,917	28,623
Lottery	12,099	13,127
Union medical, pension and 401(k)	9,138	5,817
Professional and legal fees	8,210	5,773
Self-insurance reserves	6,452	6,502
Gift cards	4,003	9,467
Property and equipment expenditures	3,282	2,525
Sales and use tax	3,244	1,431
Utilities	2,723	2,346
Repairs and maintenance	1,876	2,050
Money orders	1,289	2,682
Other	16,698	13,237
	$105,541	$96,757

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

As of October 8, 2016, future minimum lease rental payments applicable to non-cancelable capital lease obligations were as follows (dollars in thousands):

2016 (remaining period)	$7,286
2017	30,997
2018	27,358
2019	24,646
2020	21,363
Thereafter	112,665
Total minimum lease payments	224,315
Less amounts representing interest	(142,578)
Present value of net minimum lease payments	81,737
Less current obligations	(9,447)
Long-term cash obligations	72,290
Non-cash obligations	64,796
Total long-term capital lease obligations	$137,086

The Company entered into build-to-suit and sale-leaseback transactions in various years involving certain properties that did not qualify for sale-leaseback accounting as the lease agreements included various forms of continuing involvement.  As a result, the transactions have been classified as financing transactions in accordance with ASC Topic 840, “Leases.”

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

6. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	October 8, 2016	January 2, 2016
2022 Notes	$560,000	$560,000
2018 Notes	85,514	86,704
Discount on 2018 Notes	(330)	(470)
Deferred financing fees	(10,917)	(12,716)
2017 ABL Facility	69,500	46,700
Other loans	4,115	3,229
Total debt	707,882	683,447
Current portion	(2,126)	(2,075)
Total long-term debt	$705,756	$681,372

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

On May 15, 2013, Holding II issued $150.0 million of 2018 Notes.  As discussed above, on June 10, 2015, Holding II successfully tendered for and repurchased $60.0 million of 2018 Notes.  On January 20, 2016 and December 18, 2015, $1.2 million and $3.3 million, respectively, of 2018 Notes were repurchased in “open market” transactions, resulting in a remaining outstanding principal amount of $85.5 million as of October 8, 2016.  If certain conditions are met, Holding II may be entitled to pay interest on the 2018 Notes by increasing the principal of the notes or by issuing new notes as pay-in-kind interest.  This payment in kind interest would accrue at an annual rate of 9.50%.  The 2018 Notes mature on June 15, 2018 and require semi-annual interest payments on June 15 and December 15.  To the extent permitted by the indenture governing the 2022 Notes and the 2017 ABL Facility (see below), Holding I may make dividend payments to Holding II to fund additional repurchases and the semi-annual interest payments for the 2018 Notes.  The 2018 Notes are redeemable, in whole or in part, at specified redemption prices.

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

During each of the 12-week periods ended October 8, 2016 and October 3, 2015, amortization expense related to the deferred financing costs was $0.5 million.  During the 40-week periods ended October 8, 2016 and October 3, 2015, amortization expense related to the deferred financing costs was $1.8 million and $2.6 million, respectively.  This amortization expense is included in interest expense in the condensed consolidated statements of comprehensive loss.  At October 8, 2016, long-term debt included deferred financing costs, net of accumulated amortization of $3.5 million, totaling $10.9 million.  At January 2, 2016, long-term debt included deferred financing costs, net of accumulated amortization of $1.8 million, totaling $12.7 million.

As of October 8, 2016, the unused availability under the 2017 ABL Facility was $32.7 million, after giving effect to the borrowing base calculation, $22.8 million of letters of credit outstanding and $69.5 million of borrowings outstanding.  As of January 2, 2016, $23.8 million of letters of credit were outstanding under the 2017 ABL Facility.  Revolving loans under the 2017 ABL Facility, at the Company’s option, bear interest at either LIBOR plus a margin of 150 to 200 basis points, determined based on levels of borrowing availability, or the prime rate plus a margin of 50 to 100 basis points, determined based on levels of borrowing availability.  As of October 8, 2016 and January 2, 2016, the weighted average interest rates on borrowings under the 2017 ABL Facility were 2.62% and 3.20%, respectively.  The 2017 ABL Facility is collateralized primarily by (i) first priority interests, subject to certain exceptions and permitted liens, in the ABL Priority Collateral, and (ii) second priority interests, subject to certain exceptions and permitted liens, in the 2022 Notes Priority Collateral.

The instruments governing the 2022 Notes, 2018 Notes and the 2017 ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and obligations on a change in control.  Failure to meet any of these covenants would be an event of default.  On August 19, 2014, the 2017 ABL Facility was amended to reduce specified restrictions on the Company’s ability to make certain restricted payments, including dividends.  As of October 8, 2016, the Company was in compliance with its covenants under these agreements.

7. INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	12-week periods ended		40-week periods ended
	October 8, 2016	October 3, 2015	October 8, 2016	October 3, 2015
Current	$(40)	$—	$(358)	$(8)
Deferred	(409)	(400)	(1,363)	(1,334)
Total income tax expense	$(449)	$(400)	$(1,721)	$(1,342)

Based on an assessment of positive and negative evidence regarding the realization of the Company’s deferred tax assets, the Company continues to maintain a full valuation allowance against total net deferred tax assets, and consequently, the Company recognized no income tax benefit during the 12-week and 40-week periods ended October 8, 2016 and October 3, 2015.

The income tax expense recognized for the 12-week and 40-week periods ended October 8, 2016 and October 3, 2015 solely reflects the recognition of additional valuation allowance associated with the tax amortization of the Company’s indefinite-lived tradename and goodwill deferred tax liabilities. The effective tax rates would have been 39.1%, without the establishment of valuation allowance, during each of the 12-week and 40-week periods ended October 8, 2016.  The effective tax rates during the 12-week and 40-week periods ended October 3, 2015 would have been 39.3% and 39.1%, respectively, without the establishment of valuation allowance.

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

10. COMMITMENTS AND CONTINGENCIES

Multiemployer Pension Plans

On December 22, 2013, Tops Markets acquired all of the membership interests of Erie Logistics, LLC (“Erie Logistics”) and certain other assets from C&S Wholesale Grocers, Inc. (“C&S”).  Erie Logistics operates the Company’s warehouse and distribution facilities located in Lancaster and West Seneca, New York and employs the warehouse and driver personnel at these facilities, all of whom are represented by Teamsters Local 264.  Under its supply agreement with Tops Markets, C&S, through Erie Logistics, had operated the Company’s warehouse and distribution facilities since 2002.

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition of Erie Logistics from C&S.  This suspension was retroactive to the effective date of the acquisition.  During this “suspension” and thereafter through the date of this Quarterly Report on Form 10-Q, Erie Logistics has elected to continue to make contributions to the Fund in accordance with the terms set forth in the collective bargaining agreements with Teamsters Local 264.  The Fund has rejected and returned these contributions.  During the 12-week periods ended October 8, 2016 and October 3, 2015, these rejected contributions totaled $0.8 million and $1.2 million respectively.  During the 40-week periods ended October 8, 2016 and October 3, 2015, these rejected contributions totaled $3.7 million and $3.6 million, respectively.  On May 27, 2014, the Fund provided Erie Logistics and C&S with notice of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition.  The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by the Employee Retirement Income Security Act (“ERISA”), of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund.  The Company is vigorously contesting this determination through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable.  If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of its prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  During each of the 40-week periods ended October 8, 2016 and October 3, 2015, the conditional payments of withdrawal liability totaled $5.8 million.  These monthly conditional payments are in addition to pension contributions the Company has elected to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept.  The aggregate conditional monthly payments of withdrawal liability, totaling $17.3 million as of October 8, 2016, have been recorded in other assets, while the aggregate rejected contributions that the Company has elected to make, totaling $12.7 million as of October 8, 2016, have been recorded in other long-term liabilities and cash within its condensed consolidated balance sheet.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements by reason of the Company’s failing to participate in the Fund.  On July 4, 2016, the arbitrator denied this grievance.  The Company is in active discussions with Teamsters Local 264 regarding certain aspects of the grievance and the arbitrator’s decision.

Purchase Commitments

Effective December 22, 2013, in connection with its purchase of all the membership interests of Erie Logistics and certain other assets from C&S, the Company modified its existing agreement with C&S whereby the Company resumed warehousing and transportation functions for the Lancaster and West Seneca, New York warehouses, while C&S continues to provide procurement and purchasing services in support of the majority of the Company’s supply chain.  This modified agreement sets out the parties' respective responsibilities for the procurement and purchase of merchandise intended for use or resale in a majority of the Company’s supermarkets.  In consideration for the services it provides under this agreement, C&S is paid a fee based on all merchandise purchased by the Company from C&S through the Lancaster and West Seneca, New York warehouses, with C&S also having incentive income opportunities under the agreement.  As of April 1, 2015, the Company and C&S agreed in principle to amend certain operating terms of this agreement and extend the term through April 1, 2020.

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

Environmental Liabilities

The Company is contingently liable for potential environmental issues related to some of its properties.  As the Company is unaware of environmental issues that are expected to materially impact the Company’s consolidated financial statements as a whole, no amounts were accrued as of October 8, 2016 or January 2, 2016.

Collective Bargaining Agreements

The Company employs approximately 15,000 associates.  Approximately 81% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or six other UFCW unions.  Approximately 4% of these associates are members of Teamsters Local 264, who work in the Company’s warehouse and distribution facilities.  All other associates are non-union.  The Company is a party to five collective bargaining agreements with Local One expiring between April 2017 and October 2018.  The Company also is a party to seven other non-Local One UFCW collective bargaining agreements expiring between April 2017 and October 2019.  The Company is a party to three collective bargaining agreements with Teamsters Local 264 that expire in August 2019.

Legal Proceedings

Except as otherwise disclosed in this note, the Company is unaware of any legal proceedings that are expected to materially impact the Company’s consolidated financial statements as a whole.  No amounts related to contingent liabilities due to legal proceedings were accrued as of October 8, 2016 or January 2, 2016.

11. IMPAIRMENT

During the 40-week period ended October 8, 2016, the Company determined that the expected future cash flows associated with one supermarket location were insufficient to recover that location’s aggregate net book value of long-lived assets.  As a result, the net book values of leasehold improvements and equipment assets were written down to their estimated fair values, a Level 3 fair value source.  A corresponding non-cash impairment of $2.1 million was recognized in the condensed consolidated statement of comprehensive loss for the 40-week period ended October 8, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (the “10-Q”).

We are a leading supermarket retailer in New York, Northern Pennsylvania, Western Vermont and North Central Massachusetts.  Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our market area, supported by strong customer loyalty and attractive supermarket locations.  As of October 8, 2016, we operated 172 full-service supermarkets, 171 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.

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

Our condensed consolidated financial statements for the 12-week and 40-week periods ended October 8, 2016 and October 3, 2015 are unaudited, and, in the opinion of our management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

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

RESULTS OF OPERATIONS

12-Week Period Ended October 8, 2016 Compared with the 12-Week Period Ended October 3, 2015

Summary

The results of operations during the 12-week period ended October 8, 2016 were impacted by the $28.6 million incremental inside sales contribution from 12 acquired and new supermarkets opened since September 2015 and a same store sales decrease of 2.9%, resulting from food cost deflation and lower traffic and weakness in consumer spending levels.  Relatively lower margin fuel sales decreased $7.3 million during the 12-week period ended October 8, 2016, primarily as a result of a decrease in fuel retail prices.  Our gross profit margin rate remained relatively flat as the impact of a decrease in lower margin fuel sales was offset by an increase in distribution costs, which occurred largely due to $1.2 million in costs associated with our August 2016 relocation to a new freezer warehouse facility during the 12-week period ended October 8, 2016.  Our operating expenses were impacted by $2.3 million of incremental legal and professional fees during the 12-week period ended October 8, 2016 related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund.

Net Sales

The following table includes the components of our net sales for the 12-week periods ended October 8, 2016 and October 3, 2015.

(Dollars in thousands)

	12-week periods ended
	October 8, 2016	October 3, 2015	$ Change	% Change
Inside sales	$537,748	$522,469	$15,279	2.9%
Fuel sales	31,005	38,275	(7,270)	(19.0)%
Net sales	$568,753	$560,744	$8,009	1.4%

Inside sales increased due to the $28.6 million incremental contribution from 12 acquired and new supermarkets opened since September 2015.  Same store sales decreased 2.9%, primarily due to food cost deflation in certain categories, including meat and dairy, and competitive pressure to lower food prices in response, as well as lower traffic and weakness in consumer spending levels.  Same store sales is inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.  To calculate the same store sales change, we used the 12-week period ended October 10, 2015, as this represents the most comparable period to the 12-week period ended October 8, 2016.

The decrease in fuel sales was due to a 14.6% decrease in the average retail price per gallon, net of applicable discounts, and a 5.1% net decrease in gallons sold that was primarily attributable to the timing of promotional gas rewards redemption weeks.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 12-week periods ended October 8, 2016 and October 3, 2015.

(Dollars in thousands)

	12-week		12-week
	period ended	% of	period ended	% of	$	%
	October 8, 2016	Net Sales	October 3, 2015	Net Sales	Change	Change
Cost of goods sold	$(388,758)	68.4%	$(386,195)	68.9%	$(2,563)	(0.7)%
Distribution costs	(11,586)	2.0%	(9,125)	1.6%	(2,461)	(27.0)%
Gross profit	$168,409	29.6%	$165,424	29.5%	$2,985	1.8%

As a percentage of net sales, the decrease in cost of goods sold was due to a shift in product mix given the smaller proportion of relatively lower margin fuel sales.  Non-cash LIFO inventory valuation adjustments changed from expense of $0.2 million during the 12-week period ended October 3, 2015 to income of $0.1 million during the 12-week period ended October 8, 2016.  Excluding the impact of LIFO adjustments, cost of goods sold as a percentage of inside sales was 67.5% and 67.4%, respectively, during the 12-week periods ended October 8, 2016 and October 3, 2015.

The increase in distribution costs as a percentage of net sales was largely due to $1.2 million of costs associated with our August 2016 relocation to a new freezer warehouse facility.

Operating Expenses

The following table includes a comparison of operating expenses for the 12-week periods ended October 8, 2016 and October 3, 2015.

(Dollars in thousands)

	12-week		12-week
	period ended	% of	period ended	% of	$	%
	October 8, 2016	Net Sales	October 3, 2015	Net Sales	Change	Change
Wages, salaries and benefits	$84,725	14.9%	$80,354	14.3%	$4,371	5.4%
Selling and general expenses	28,352	5.0%	27,459	4.9%	893	3.3%
Administrative expenses	21,923	3.9%	17,842	3.2%	4,081	22.9%
Rent expense, net	7,004	1.2%	6,292	1.1%	712	11.3%
Depreciation and amortization	14,968	2.6%	14,719	2.6%	249	1.7%
Advertising	5,140	0.9%	4,901	0.9%	239	4.9%
Total	$162,112	28.5%	$151,567	27.0%	$10,545	7.0%

Wages, Salaries and Benefits

The increase in wages, salaries and benefits as a percentage of net sales was due to the smaller proportion of fuel sales as a percentage of net sales, which require relatively modest labor investments.  As a percentage of inside sales, wages, salaries and benefits was 15.8% and 15.4%, respectively, during the 12-week periods ended October 8, 2016 and October 3, 2015.  The increase was due to increases in minimum wages and pension contributions, as well as labor costs of $0.6 million related to the integration of the six acquired stores in Eastern New York and North Central Massachusetts during the 12-week period ended October 8, 2016.

Selling and General Expenses

Selling and general expenses remained relatively consistent as a percentage of net sales.

Administrative Expenses

The increase in administrative expenses was largely due to $2.3 million of incremental legal and professional fees during the 12-week period ended October 8, 2016 related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund discussed in Note 10 to our condensed consolidated financial statements contained in Item 1 of this 10-Q.  Additionally, we incurred $1.7 million of costs in connection with an unsuccessful potential acquisition and $0.8 million of costs related to the integration of the six acquired stores in Eastern New York and North Central Massachusetts during the 12-week period ended October 8, 2016.  These increases in administrative expenses were offset by a $1.2 million decrease in bonus expense based upon performance against budget metrics.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases.  The increase in rent expense was due to new supermarket openings since September 2015.

Depreciation and Amortization

The increase in depreciation and amortization was due to incremental depreciation related to capital expenditures since mid-2015.

Advertising

Advertising remained relatively consistent as a percentage of net sales.

Interest Expense, Net

Interest expense decreased due to a lower average borrowing rate on long-term debt as a result of our June 2015 refinancing activities.

Income Tax Expense

Based on an assessment of positive and negative evidence regarding the realization of our deferred tax assets, we continue to maintain a full valuation allowance against total net deferred tax assets, and consequently, we recognized no income tax benefit during the 12-week periods ended October 8, 2016 and October 3, 2015.

The income tax expense recognized for the 12-week periods ended October 8, 2016 and October 3, 2015 solely reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities.  The effective tax rates would have been 39.1% and 39.3%, respectively, without the establishment of valuation allowance.

Net Loss

Our net loss increased by $7.6 million for the reasons described above.

40-Week Period Ended October 8, 2016 Compared with the 40-Week Period Ended October 3, 2015

Summary

The results of operations during the 40-week period ended October 8, 2016 compared with the 40-week period ended October 3, 2015 were impacted by the $57.9 million incremental inside sales contribution from 14 acquired and new supermarkets opened since May 2015, and a same store sales decrease of 1.8% resulting from food cost deflation and lower traffic and weakness in consumer spending levels.  Fuel sales decreased $24.5 million during the 40-week period ended October 8, 2016, primarily as a result of a decrease in fuel retail prices.  Our gross profit margin rate improved 50 basis points due to the decrease in lower margin fuel sales combined with incremental savings of $2.6 million associated with the amendment of certain operating terms of our agreement with C&S, which became effective April 1, 2015.  Our operating expenses were impacted by $4.5 million of incremental legal and professional fees during the 40-week period ended October 8, 2016 related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund.

Net Sales

The following table includes the components of our net sales for the 40-week periods ended October 8, 2016 and October 3, 2015.

(Dollars in thousands)

	40-week periods ended
	October 8, 2016	October 3, 2015	$ Change	% Change
Inside sales	$1,770,861	$1,743,741	$27,120	1.6%
Fuel sales	101,217	125,764	(24,547)	(19.5)%
Net sales	$1,872,078	$1,869,505	$2,573	0.1%

Inside sales increased due to the $57.9 million incremental contribution from 14 acquired and new supermarkets opened since May 2015.  This increase was partially offset by a $2.4 million reduction in pharmacy sales attributable to the closure of 27 in-store pharmacies during January 2015.  Same store sales decreased 1.8%, primarily due to food cost deflation in certain categories, including meat and dairy, and competitive pressure to lower food prices in response, as well as lower traffic and weakness in consumer spending levels.  Same store sales is inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.  Sales related to the 27 closed in-store pharmacies have been excluded for purposes of calculating same store sales.  To calculate the same store sales change, we used the 40-week period ended October 10, 2015, as this represents the most comparable period to the 40-week period ended October 8, 2016.

The decrease in fuel sales was due to a 17.7% decrease in the average retail price per gallon, net of applicable discounts, and a 2.2% net decrease in gallons sold.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 40-week periods ended October 8, 2016 and October 3, 2015.

(Dollars in thousands)

	40-week		40-week
	period ended	% of	period ended	% of	$	%
	October 8, 2016	Net Sales	October 3, 2015	Net Sales	Change	Change
Cost of goods sold	$(1,279,910)	68.4%	$(1,284,579)	68.7%	$4,669	0.4%
Distribution costs	(33,046)	1.8%	(34,948)	1.9%	1,902	5.4%
Gross profit	$559,122	29.9%	$549,978	29.4%	$9,144	1.7%

As a percentage of net sales, the decrease in cost of goods sold was due to a shift in product mix given the smaller proportion of relatively lower margin fuel sales.  Non-cash LIFO inventory valuation expense decreased $0.5 million from $0.7 million during the 40-week period ended October 3, 2015 to $0.2 million during the 40-week period ended October 8, 2016.  Excluding the impact of LIFO adjustments, cost of goods sold as a percentage of inside sales was 67.3% during each of the 40-week periods ended October 8, 2016 and October 3, 2015.

The decrease in distribution costs was due to $2.1 million of incremental savings associated with the amendment of certain operating terms of our agreement with C&S, which became effective April 1, 2015.  This amount recorded in distribution costs is in addition to $0.5 million of savings classified in cost of goods sold related to the amended terms.  This decrease was partially offset by $1.2 million of costs associated with our August 2016 relocation to a new freezer warehouse facility.

Operating Expenses

The following table includes a comparison of operating expenses for the 40-week periods ended October 8, 2016 and October 3, 2015.

(Dollars in thousands)

	40-week		40-week
	period ended	% of	period ended	% of	$	%
	October 8, 2016	Net Sales	October 3, 2015	Net Sales	Change	Change
Wages, salaries and benefits	$277,117	14.8%	$272,581	14.6%	$4,536	1.7%
Selling and general expenses	92,088	4.9%	91,809	4.9%	279	0.3%
Administrative expenses	65,971	3.5%	58,844	3.1%	7,127	12.1%
Rent expense, net	22,110	1.2%	20,863	1.1%	1,247	6.0%
Depreciation and amortization	49,601	2.6%	47,891	2.6%	1,710	3.6%
Advertising	17,158	0.9%	16,590	0.9%	568	3.4%
Impairment	2,076	0.1%	—	N/A	2,076	N/A
Gain on sale of assets	—	N/A	(11,014)	(0.6)%	11,014	100.0%
Total	$526,121	28.0%	$497,564	26.6%	$28,557	5.7%

Wages, Salaries and Benefits

The increase in wages, salaries and benefits as a percentage of net sales was due to the smaller proportion of fuel sales as a percentage of net sales, which require relatively modest labor investments.  As a percentage of inside sales, wages, salaries and benefits was a consistent 15.6%.

Selling and General Expenses

Selling and general expenses remained relatively consistent as a percentage of net sales.

Administrative Expenses

The increase in administrative expenses was largely due to $1.0 million of costs related to the integration of the six acquired stores in Eastern New York and North Central Massachusetts, and $1.7 million of costs in connection with an unsuccessful potential acquisition, during the 40-week period ended October 8, 2016.  Additionally, $4.5 million of incremental legal and professional fees were incurred during the 40-week period ended October 8, 2016 related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund discussed in Note 10 to our condensed consolidated financial statements contained in Item 1 of this 10-Q.  These increases in administrative expenses were partially offset by a $2.0 million decrease in bonus expense based upon performance against budget metrics.

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

Impairment

During the 40-week period ended October 8, 2016, we determined that the expected future cash flows associated with one supermarket location were insufficient to recover the location’s aggregate net book value of long-lived assets.  As a result, the net book values of leasehold improvements and equipment assets were written down to their estimated fair values.  A corresponding non-cash impairment of $2.1 million was recognized in the condensed consolidated statement of comprehensive loss.

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

Interest Expense, Net

Interest expense decreased $1.4 million due primarily to a lower average borrowing rate on long-term debt as a result of our June 2015 refinancing activities.

Income Tax Expense

Based on an assessment of positive and negative evidence regarding the realization of our deferred tax assets, we continue to maintain a full valuation allowance against total net deferred tax assets, and consequently, we recognized no income tax benefit during the 40-week periods ended October 8, 2016 and October 3, 2015.

The income tax expense recognized for the 40-week periods ended October 8, 2016 and October 3, 2015 solely reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities.  The effective tax rates would have been 39.1% during each of the 40-week periods ended October 8, 2016 and October 3, 2015 without the establishment of valuation allowance.

Net Loss

Our net loss decreased by $16.1 million for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash are cash flows generated from our operations and borrowings under our 2017 ABL Facility.  Our 2017 ABL Facility allows a maximum borrowing capacity of $125.0 million, subject to a borrowing base calculation, with an option for future upsizing with up to $50.0 million of incremental commitments if the required conditions are met.  As of October 8, 2016, the unused availability under our 2017 ABL Facility was $32.7 million, after giving effect to the borrowing base calculation, $22.8 million of letters of credit outstanding and $69.5 million of borrowings outstanding.  We expect that cash generated from operations and availability under our 2017 ABL Facility will permit us to fund our debt service requirements, investments in working capital, capital expenditures, acquisitions and other cash requirements for at least the next twelve months.  We do not expect to make dividends of significant size in the near future; however, we may pay dividends to our stockholders from time to time. Our financial flexibility will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control.  Although unforeseen, if faced with the need to increase liquidity, we could readily respond through the control of variable operating expenses (for example, by adjusting employment levels) and through the reduction of planned capital expenditure and acquisition activities.

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

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	40-week periods ended
	October 8, 2016	October 3, 2015
Cash provided by (used in):
Operating activities	$28,600	$53,924
Investing activities	(42,031)	(19,437)
Financing activities	9,251	(24,542)

Cash provided by operating activities during the 40-week period ended October 8, 2016 decreased $25.3 million compared with the 40-week period ended October 3, 2015 due to a decrease in earnings, adjusted for non-cash income and expense, of $5.4 million primarily related to one-time administrative expenses, including $4.5 million of incremental legal and professional fees paid related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund.   Changes in operating assets and liabilities represented a use of cash of $5.9 million during the 40-week period ended October 8, 2016 compared with a source of cash of $14.0 million during the 40-week period ended October 3, 2015.  A lower increase in accrued expenses was due to an $8.9 million increase in bonus payments during the 2016 period related to 2015 due to better performance against budget metrics in 2015 versus 2014.  Inventory increased slightly during the 40-week period ended October 3, 2015, in part due to the sale of pharmacy inventory related to the closure of 27 of our in-store pharmacies.  Inventory increased approximately $9.0 million during the 40-week period ended October 8, 2016 due to the replenishment of lower than normal inventory levels at 2015 year-end, which was caused in part by the 2015 fiscal year ending after the New Year's Day holiday, as well as increases in inventory associated with nine new stores added during the 40-week period ended October 8, 2016.

Cash used in investing activities increased $22.6 million during the 40-week period ended October 8, 2016 compared with the 40-week period ended October 3, 2015 due to $17.4 million paid in connection with seven supermarkets acquired in August 2016, partially offset by a decrease in normal capital expenditure payments.  We expect to invest $40 million to $45 million in capital expenditures, exclusive of acquired inventory, during fiscal year 2016, primarily related to new supermarket locations, remodels and maintenance activities.  These capital expenditures are funded using cash on hand and available borrowings under the 2017 ABL Facility.

Cash provided by (used in) financing activities changed $33.8 million during the 40-week period ended October 8, 2016 compared with the 40-week period ended October 3, 2015.  The change reflects a change in net borrowings and repayments on our 2017 ABL Facility of $43.3 million, from net repayments of $20.5 million during the 40-week period ended October 3, 2015 to net borrowings of $22.8 million during the 40-week period ended October 8, 2016.  Partially offsetting this impact were cash flows related to the June 2015 refinancing activities, including the proceeds from the 2022 Notes of $560.0 million, the tender offer for, and redemption of the balance of, the previously outstanding 2017 Notes and partial tender offer for the 2018 Notes, and fees and expenses incurred related to the 2022 Notes issuance.  We paid a dividend of $2.0 million to Tops MBO Co and repurchased $1.2 million of our 2018 Notes during the 40-week period ended October 8, 2016.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One.  The Local One plan generally provides retirement benefits to participants based on their service to contributing employers.  We are contingently liable for withdrawal liability in the event that we withdraw from the Local One plan.  The actuary for the Local One plan has estimated that, as of December 31, 2014, our withdrawal liability would have been $349.2 million in the event of our complete withdrawal from the Local One plan during 2015.  In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements.  We have no intention to withdraw from the Local One plan.  During the 40-week periods ended October 8, 2016 and October 3, 2015, we made contributions of $11.2 million and $9.4 million, respectively, to this plan.  We are required to increase our annual contributions to the Local One plan pursuant to our current collective bargaining agreements and the Local One plan’s current rehabilitation plan.

As a result of our acquisition of Erie Logistics from C&S in December 2013, we believe we assumed the obligation to participate in and contribute to the Fund.  During the 40-week periods ended October 8, 2016 and October 3, 2015, we made contributions to the Fund of $4.1 million and $3.9 million, respectively.

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

The Notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months.  If it were ultimately determined that Erie Logistics incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  Although we are vigorously contesting the withdrawal determination, during the pendency of the proceeding to contest such determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  During each of the 40-week periods ended October 8, 2016 and October 3, 2015, the monthly conditional payments of withdrawal liability totaled $5.8 million.  These monthly conditional payments are in addition to pension contributions the Company has tendered which the Fund has rejected and returned, as discussed above and in Note 10 to our condensed consolidated financial statements included in Item 1 of this 10-Q.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at October 8, 2016 consisted of operating leases and any potential withdrawal liability obligations under our multi-employer pension plans.  We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The table below provides information about our outstanding debt as of October 8, 2016.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital lease obligations.  Interest rates reflect the weighted average rates for the outstanding instruments.  The Fair Value column includes the fair value of our debt instruments as of October 8, 2016.  Refer to Note 1 of our condensed consolidated financial statements in Item 1 of this 10-Q for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Remainder
	of 2016	2017	2018	2019	2020	Thereafter	Fair Value
Debt
Fixed rate	$650	$1,612	$86,461	$509	$39	$560,357	$592,182
Average interest rate	4.6%	6.3%	8.7%	8.8%	4.0%	8.0%
Variable rate	$—	$69,500	$—	$—	$—	$—	$69,500
Average interest rate	N/A	2.6%	N/A	N/A	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of October 8, 2016, the Chief Executive Officer and the Chief Financial Officer, together with designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of October 8, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the 12-week period ended October 8, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosure contained under the heading “Multiemployer Pension Plans” in Note 10 to the condensed consolidated financial statements contained in Item 1 of this 10-Q is hereby incorporated by reference.

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
November 8, 2016