Form 10-K
period 2016-12-31
TOPS HOLDING II CORP
filed 2017-03-30
CIK 1584701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

As of March 30, 2017, 126,559 shares of common stock of the registrant were outstanding.

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

Forward-Looking Statements

This 10-K includes forward‑looking statements, which are generally statements about future events, plans, objectives and performance.  Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward‑looking statements.  Forward‑looking statements reflect our current expectations, based on currently available information, and are not guarantees.  Although we believe that the expectations reflected in such forward‑looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict.  Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  Important factors relating to these risks and uncertainties include, but are not limited to, the following:

•	current economic conditions, food cost deflation and the impact on consumer demand and spending and our pricing strategy;
•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;
•	our ability to effectively increase or maintain our profit margins;
•	the success of our store acquisition, construction and remodel programs;
•	fluctuations in utility, fuel and commodity prices, which could impact consumer spending and buying habits and the cost of doing business;
•	risks inherent in our fuel station operations;
•	our exposure to local economies and other adverse conditions due to our geographic concentration;
•	risks of natural disasters and severe weather conditions;
•	supply problems with our suppliers and vendors;
•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;
•	increased operating costs resulting from increases in the minimum wage, rising employee benefit costs or pension funding obligations;
•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;
•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;
•	estimates of the amount and timing of payments under our self-insurance policies;
•	risks of liability under environmental laws and regulations;
•	our ability to maintain and improve our information technology systems;
•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;
•	threats or potential threats to security;
•	our ability to retain key personnel;
•	risks of data security breaches or losses of confidential customer information;
•	risks relating to our substantial indebtedness;
•	claims or legal proceedings against us; and
•	other factors discussed under “Risk Factors” and elsewhere in this 10-K.

We caution that investors should not place undue reliance on forward‑looking statements, which speak only as of the date on which they are made.  We disclaim any intention, obligation or duty to update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS

The Company is a leading supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania, Western Vermont and North Central Massachusetts.  Tops Holding II Corporation was incorporated on May 7, 2013.  Introduced in 1962, the Company’s Tops brand is widely recognized as a strong retail supermarket brand name in the Company’s market area, supported by strong customer loyalty and attractive supermarket locations. As of December 31, 2016, the Company operated 172 full-service supermarkets, 171 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.  The Company is headquartered in Williamsville, New York.

The Company’s revenues are earned and cash is generated as products are sold to customers at its supermarkets and fuel locations.  The Company earns income predominantly by selling products at prices in excess of its costs to make these products available to its customers.  These costs include procurement and distribution costs, facility occupancy and operational costs and overhead expenses.

EMPLOYEES

As of December 31, 2016, the Company employed approximately 14,800 associates.  Approximately 83% of these associates are members of United Food and Commercial Workers (“UFCW”) District Union Local One (“Local One”), or six other UFCW unions.  Approximately 5% of these associates are members of Teamsters Local 264, who work in our western New York (“WNY”) warehouse and distribution facilities.  All other associates are non-union.  The Company is a party to five collective bargaining agreements with Local One expiring between April 2017 and October 2018.  The Company also is a party to seven other non-Local One UFCW collective bargaining agreements expiring between April 2017 and October 2019 and three collective bargaining agreements with Teamsters Local 264 expiring in August 2019.

See the discussion under Item 1A of this 10-K — “A determination that there has been a withdrawal from the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”), or that the Company has violated the collective bargaining agreements with Teamsters Local 264 by failing to participate in the Fund, could result in significant financial exposure to us” and the heading “Retirement Plans” in Note 13 to the consolidated financial statements contained in Item 8 of this 10-K for additional information regarding the status of the Teamsters Local 264 collective bargaining agreements.

STORE PROFILE AND LOCATION

As of December 31, 2016, the Company operated 172 supermarkets with an additional five supermarkets operated by franchisees.

Substantially all of the Company’s supermarkets are either freestanding or located in small neighborhood shopping centers.  The Company believes that its supermarkets are strategically positioned and clustered in an efficient and targeted manner, focusing on key regions in Upstate New York and Northern Pennsylvania.

The Company’s corporate supermarkets are located in the following markets:

Number
Market	of Stores
Buffalo, NY	58
Syracuse / Mid State, NY	47
Rochester, NY	27
Northeastern NY / Vermont / Massachusetts	22
Northern Pennsylvania	18
Total supermarkets	172

The Company has a variety of supermarket sizes that are tailored to the specific needs of the local communities in which the Company operates. The majority of supermarkets are open 24 hours a day, 7 days a week.  The following summarizes the number of supermarkets by size categories:

Number
Square Feet	of Stores
75,000 and above	19
50,000 to 74,999	46
25,000 to 49,999	61
Under 25,000	46
Total	172

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

SEGMENTS

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli, prepared foods and bakery goods.  The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers.  As of December 31, 2016, 56 corporate supermarkets offered pharmacy services and 52 corporate fuel stations were in operation.  The Company’s retail operations, which represent substantially all of its consolidated sales, earnings and total assets, are its only operating segment and reportable segment.

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

SOURCES OF SUPPLY

For the period from January 3, 2016 to December 31, 2016 (“Fiscal 2016”), approximately 65% of the Company’s products were procured by C&S Wholesale Grocers, Inc. (“C&S”).  Although there are a limited number of companies that can procure products for its supermarkets, the Company believes that other companies could procure similar products on comparable terms, or, alternatively, the Company could self-procure.

Effective December 22, 2013, in connection with its purchase of all the membership interests of Erie Logistics and certain other assets from C&S, the Company modified its existing agreement with C&S whereby the Company resumed warehousing and transportation functions for the WNY warehouses, while C&S continues to provide procurement and purchasing services in support of the majority of the Company’s supply chain.  This modified agreement sets out the parties' respective responsibilities for the procurement and purchase of merchandise intended for use or resale in the majority of the Company’s supermarkets.  In consideration for the services it provides under this agreement, C&S is paid a fee based on all merchandise purchased by the Company from C&S through the WNY warehouses, with C&S also having incentive income opportunities.  As of April 1, 2015, the Company and C&S agreed in principle to amend certain operating terms of this agreement and extend the term through April 1, 2020, and subsequently operated this agreement under these amended terms.

On September 24, 2012, the Company entered into a separate agreement with C&S to provide warehousing, transportation, procurement and purchasing services in support of the 21 supermarkets acquired from GU Markets in October 2012.  This agreement expires on September 23, 2022.

On December 1, 2016, Tops Markets amended and restated its member participation agreement with Topco, a procurement cooperative for food retailers and wholesalers, for the purchase and supply of substantially all of the Company’s prescription drugs.  Pursuant to the terms of this agreement, Tops Markets must purchase 95% of its branded prescription drugs and 95% of its generic pharmaceutical products through Topco.  This agreement expires February 28, 2022.

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

The supermarket industry, including within our market areas in Upstate New York, Northern Pennsylvania, Western Vermont and North Central Massachusetts, is highly competitive.  We compete with various types of retailers, including local, regional, national and international supermarket retailers, convenience stores, retail drug chains, national general merchandisers and discount retailers, membership clubs, warehouse stores and “big box” retailers and independent and specialty grocers.  We compete on the basis of location, quality of products, service, price, product variety and store conditions and face pressure from existing competitors and the threatened entry of new competitors.  Some of our competitors have attempted to increase market share through expanding their footprint and discount pricing, creating a more difficult environment in which to consistently increase year-over-year sales. Some of our competitors have greater resources and purchasing power than we have.  Additionally, some of our competitors are not unionized, resulting in potentially lower labor and benefit costs than we face.  Any future consolidation within the supermarket industry could exacerbate these concerns.  Our in-store delicatessens and prepared food offerings also face competition from restaurants and fast food chains.

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

Our headquarters, our supermarkets and our primary warehouse and distribution facility that services the majority of our supermarkets are located in Upstate New York, Northern Pennsylvania, Western Vermont and North Central Massachusetts and our business is therefore vulnerable to economic downturns in those regions.  As a result, we are more susceptible to local conditions than the operations of more geographically diversified competitors and any unforeseen events or circumstances that affect our operating area could also materially adversely affect our business.  These conditions include, among other things, an unfavorable business and tax climate, adverse changes in the local economy, unfavorable demographics and population loss.

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

On December 22, 2013, Tops Markets acquired all of the membership interests of Erie Logistics and certain other assets from C&S.  Erie Logistics operates the Company’s warehouse distribution facilities located in Lancaster and West Seneca, New York and employs the warehouse and driver personnel at such facilities, all of whom are represented by Teamsters Local 264.  Under prior supply agreements with Tops Markets, C&S, through Erie Logistics, had operated the facilities since 2002.

In late January 2014, the Company received notice that the Fund had suspended Erie Logistics as a participating employer pending the Fund’s investigation into the acquisition of Erie Logistics from C&S.  This suspension was retroactive to the effective date of the acquisition.  During this “suspension” and thereafter through the date of this 10-K, Erie Logistics has elected to continue to make contributions to the Fund in accordance with the terms set forth in the collective bargaining agreements with Teamsters Local 264.  The Fund has rejected and returned these contributions to date.  During Fiscal 2016 and Fiscal 2015, these rejected contributions totaled $4.9 million and $4.8 million, respectively.  On May 27, 2014, the Fund provided Erie Logistics and C&S with its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition.  The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months.

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

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements by reason of the Company’s failure to participate in the Fund.  On July 4, 2016, the arbitrator denied this grievance.   Following the arbitrator’s decision, Teamsters Local 264 has taken the position that its collective bargaining agreements with Erie Logistics expired in August 2016, in accordance with the expiration date stated therein.  Erie Logistics maintains these collective bargaining agreements remain in effect until August 2019 as a result of the memorandum of understanding agreed to by the parties in August 2013, as modified by a side letter agreement, dated October 30, 2013, which extended the term of these agreements until August 2019.  Erie Logistics believes that its position is in accordance with the findings expressed by the arbitrator.  Erie Logistics and Teamsters Local 264 have subsequently negotiated short-term standstill agreements while they attempt to resolve the matter.  The parties are currently attempting to reach resolution through mediation under the auspices of an independent mediation professional.  The current standstill agreement runs through April 29, 2017.

On January 5, 2017, Erie Logistics also filed a charge with the National Labor Relations Board (“NLRB”) as a result of Teamsters Local 264’s refusal to recognize the extension of the collective bargaining agreements to August 2019.  This charge still remains under investigation by the NLRB.

If Erie Logistics and Teamsters Local 264 are unable to resolve the matter or to negotiate additional standstill agreements, Teamsters Local 264 and its members may seek to strike, participate in a work stoppage or slowdown or engage in other forms of labor disruption. Any such strike, work stoppage or slowdown or other form of labor disruption could cause an interruption to the Company’s operations at its WNY warehouse and distribution facilities and could have a material adverse effect on the Company’s results of operations, financial condition and business.

Our substantial indebtedness could materially adversely affect our financial health and our business flexibility.

As of December 31, 2016, we had $862.1 million of indebtedness outstanding (inclusive of $149.7 million of capital lease obligations), and $39.5 million of unused availability under our current asset-based revolving credit facility (“2021 ABL Facility”), after giving effect to $22.8 million of letters of credit outstanding thereunder.  Our substantial indebtedness has important consequences for our business. For example, it could:

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

Subject to restrictions in the indentures governing our senior notes and in the credit agreement for our 2021 ABL Facility, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness.

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

If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt.  If such a default were to occur, the lenders under the 2021 ABL Facility and holders of our 2018 Notes and 2022 Notes, as applicable, could elect to declare all amounts outstanding under the 2021 ABL Facility and the 2018 Notes and 2022 Notes, as applicable, immediately due and payable, and the lenders would not be obligated to continue to advance funds under the 2021 ABL Facility.  If the amounts outstanding under the 2021 ABL Facility and the 2018 Notes and 2022 Notes, as applicable, were accelerated, our assets may not be sufficient to repay in full the amounts owed to our debt holders.

Various aspects of our business are subject to federal, state and local laws and regulations.  The impact of these regulations and our compliance with them may require additional capital expenditures and could materially adversely affect our business.

We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, food safety, work place safety, public health, community right-to-know, alcoholic beverage sales, tobacco sales and pharmaceutical sales.  New York, Pennsylvania, Vermont and Massachusetts and several local jurisdictions regulate some of the products and services offered within our supermarkets, including alcoholic beverages.  The production and sale of milk, including the price of raw milk, is regulated through federal market orders and price support programs.  We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, health care, disabled access and work permit requirements.  A number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons.  Compliance with, or changes in, these laws or new laws could require significant capital expenditures, impact our remodel plans and otherwise materially adversely affect our business.

Our pharmacy business is subject to certain government laws and regulations, including those administered and enforced by Medicare, Medicaid, the Drug Enforcement Administration, the Consumer Product Safety Commission, the FTC, the U.S. Food and Drug Administration and local regulators in the states in which we operate.  In order to dispense pharmaceutical products, including controlled substances, we are required to register or license our pharmacies and pharmacists and to comply with security, recordkeeping, inventory control and labeling standards.  Changes in these regulations may require operational changes or otherwise adversely affect our business.  Our pharmacy sales may be reduced if various prescription drugs are converted to over-the-counter medications or if the rate at which new prescription drugs become available slows or prescription drugs are withdrawn from the market.  Changes in third-party reimbursement levels for prescription drugs, including changes in Medicare or state Medicaid programs, could have an adverse effect on our business.  Changing political, economic and regulatory influences may significantly affect health care financing and pharmacy reimbursement practices.  In particular, changes to the Patient Protection and Affordable Care Act may not affect our grocery business directly, but they could indirectly impact the scope and profitability of our pharmacy business.  In addition, our pharmacy business is subject to state and federal prohibitions against certain payments intended to induce referrals of patients or other health care business.  Failure to properly adhere to these and other applicable regulations could result in the imposition of civil, administrative and criminal penalties including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in, or exclusion from, government reimbursement programs such as Medicare and Medicaid; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements.  Our pharmacy business is also subject to the Health Insurance Portability and Accountability Act, including its obligations to protect the confidentiality of certain patient information and other obligations. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties.  Ultimately, compliance with each of these regulations could impact our operations and any non-compliance could materially adversely affect our business.

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

Refined petroleum products are stored in underground storage tanks at our Lancaster, New York warehouse and at some of our retail locations.  Compressed natural gas facilities have also been installed at our Lancaster, New York facility.  Our operations are subject to hazards and risks related to this storage, including fires, explosion, spills, clean-up obligations, personal injury or wrongful death claims, property damage and potential fines and penalties.  To the extent insurance is available and maintained, there is no assurance it will be adequate to fully compensate us for any liability incurred.  The occurrence of a significant event that is not fully insured could have a material adverse effect on our business.

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

We have outsourced our information technology services to Hewlett Packard Enterprise Company (“HPE”).  Any disruption in our relationship with HPE or its ability to perform services, including by reason of financial distress, adverse weather conditions, legal actions affecting HPE or other factors, could result in significant disruption to our business.

If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have an adverse effect on our business.

We and our customers could suffer harm if customer information is accessed by third parties due to a security failure in our systems or the systems of our outsourced service providers.  The processing of transactions in our supermarkets requires us to receive and store a large amount of personally identifiable data.  This type of data is subject to legislation and regulation in various jurisdictions.  Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative action addressing data privacy and security.  As a result, we may be subject to more extensive requirements in the future to protect the customer information that we process in connection with the purchases of products at our supermarkets.  We may also become exposed to potential liabilities, including fines and penalties, with respect to the data that we or our outsourced service providers collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data.  Investigations, lawsuits or adverse publicity relating to our methods of handling personal data could result in increased costs and loss of customers.

Food and drug safety concerns and related unfavorable publicity may materially adversely affect us.

We could be materially adversely affected if consumers lose confidence in the safety and quality of the food supply chain.  Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving products sold at our supermarkets, could discourage consumers from buying our products.  The real or perceived sale of contaminated food products by us or our suppliers could result in a loss of consumer confidence and result in product liability claims.  To the extent that we are unable to maintain appropriate sanitation and quality standards in our supermarkets and distribution facilities, food safety and quality issues could involve expense and damage to our brand.  Additionally, concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may have a negative impact on our pharmacy sales.

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

Our operations are characterized by a high volume of customer traffic and by transactions involving a wide variety of products.  These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies in many other industries.  Consequently, we may be a party to individual personal injury, bad fuel, food safety, products liability and other legal actions in the ordinary course of our business, including litigation arising from food-related illness.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend litigation may be significant.  There may also be adverse publicity associated with litigation that may decrease consumer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2016, the Company operated 172 supermarkets with an additional five supermarkets operated by franchisees.  The Company leased 165 and owned seven of the operated supermarkets.

OWNED PROPERTIES

As of December 31, 2016, the Company owned four supermarkets in New York and three supermarkets in Pennsylvania.  Refer to Note 8 to the consolidated financial statements contained in Item 8 of this 10-K for information regarding major encumbrances on the Company’s owned properties.

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

The Company leases its corporate offices, freezer warehouse facility and centralized mail distribution center.  Its corporate offices are located in Williamsville, New York.  The Company believes it has adequate facilities and space for its current and future activities.  The Company’s mail center is located in Depew, New York and is the central depository for all mail to the corporate offices and store facilities.

LOCATIONS

Substantially all Tops supermarkets are either freestanding or located in neighborhood shopping centers where it is the marquee tenant.  The Company believes that its stores are strategically positioned and clustered in an efficient and targeted manner, focusing on key regions of Upstate New York and Northern Pennsylvania.  See “Business – Store Profile and Location” in Item 1 of this 10-K for more information on the locations of the Company’s stores.

ITEM 3. LEGAL PROCEEDINGS

The disclosure contained under the heading “Retirement Plans” in Note 13 to the consolidated financial statements contained in Item 8 of this 10-K is hereby incorporated by reference.

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

Refer to the discussion in Notes 8 and 12 of the consolidated financial statements in Item 8 of this 10-K for information regarding cash dividends declared on the Company’s common stock and restrictions on the Company’s ability to pay these dividends.

ITEM 6. SELECTED FINANCIAL DATA

As more fully discussed in “Company Overview” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, certain members of our management and directors acquired and now beneficially own approximately 81% of the outstanding equity interests of Tops Holding II Corporation (“Holding II”).  The acquisition was accounted for as a purchase and “push down accounting” was required to be applied, with the result that purchase accounting adjustments were reflected in the Company’s financial statements.  The application of push down purchase accounting resulted in a new basis of accounting in which the total cost of the acquisition of Holding II was allocated to the assets and liabilities using estimates of fair values.  Accordingly, these financial statements refer to the Company in the period prior to the acquisition as the “Predecessor Period” and in the period subsequent to the acquisition as the “Successor Period.”

The following table sets forth our selected historical consolidated financial and operating data. The selected historical consolidated financial and operating data as of December 31, 2016 and January 2, 2016 and for Fiscal 2016, the period from December 28, 2014 to January 2, 2016 (“Fiscal 2015”) and the period from December 29, 2013 to December 27, 2014 (“Fiscal 2014”) has been derived from our audited consolidated financial statements prepared in accordance with GAAP that are included in Item 8 of Part II of this 10-K.  The selected historical consolidated financial and operating data as of December 27, 2014, December 28, 2013 and December 29, 2012 and for the Fiscal 2013 Successor Period, the Fiscal 2013 Predecessor Period and Fiscal 2012 has been derived from our audited consolidated financial statements prepared in accordance with GAAP that are not included in this 10-K.  The historical results of Tops Holding LLC and its subsidiaries have been consolidated with those of Holding II as if Holding II were in existence for all periods presented.

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this 10-K.

(Dollars in thousands, except average weekly same store sales per supermarket)

	Successor Period				Predecessor Period
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2016	2015	2014	2013	2013	2012
	(52 weeks)	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks)	(52 weeks)
Statements of Comprehensive (Loss) Income Data:
Inside sales	$2,324,397	$2,314,012	$2,283,973	$180,890	$2,080,938	$2,146,524
Fuel sales	132,370	157,937	224,342	16,433	202,578	218,815
Net sales	2,456,767	2,471,949	2,508,315	197,323	2,283,516	2,365,339
Operating income	38,538	58,369	60,754	3,378	39,512	68,556
Net loss	(44,563)	(62,243)	(14,667)	(1,882)	(26,579)	(22,950)
Balance Sheet Data:
Total assets	$1,026,878	$1,029,654	$1,033,894	$1,046,036	N/A	$661,093
Long-term liabilities; including obligations under capital lease lease and financing obligations	948,449	912,868	864,930	838,455	N/A	674,537
Total shareholders’ (deficit) equity	(118,377)	(72,424)	(9,767)	19,027	N/A	(183,272)
Supermarket Operating Data:
Number of supermarkets at end of fiscal period	172	163	158	155	155	149
Average weekly same store sales per supermarket (1) (3)	$266,843	$274,403	$282,983	$300,665	$317,949	$325,897
Same store sales decrease (1) (2)	(1.8)%	(0.3)%	(0.3)%	(0.5)%	(0.7)%	(0.7)%
Number of fuel stations at end of fiscal period	52	52	51	47	46	43
Motor fuel gallons sold (in thousands)	69,046	71,797	69,495	5,222	60,743	63,438
Other Financial Data:
Net cash provided by (used in):
Operating activities	$32,471	$54,594	$38,127	$(379)	$60,049	$87,007
Investing activities	(51,536)	(29,983)	(38,910)	(6,234)	(53,932)	(67,054)
Financing activities	8,502	(15,370)	(2,814)	11,377	(13,390)	(6,712)
Total depreciation and amortization	76,723	76,315	69,177	5,010	64,975	67,802
Capital expenditures	34,569	37,680	38,910	6,234	47,937	37,565
Dividends to shareholders	2,015	—	—	—	141,920	100,000

(1)

We define “same store sales” as inside sales (net sales excluding fuel sales), excluding franchise revenue, for “same stores.”  We include a supermarket in “same stores” after its thirteenth full four-week period of operation.

(2)

To calculate the same store sales change for Fiscal 2016 and Fiscal 2015, we have used the most comparable 52-week periods.  When comparing Fiscal 2016 to Fiscal 2015, we have excluded the first week of Fiscal 2015.  When comparing Fiscal 2015 to Fiscal 2014, we have excluded the 53rd week of Fiscal 2015.

(3)

The decrease in average weekly same store sales per supermarket in Fiscal 2015 is due to new supermarkets that became same stores during Fiscal 2015, which were generally smaller in size and have lower average sales volumes.  The decrease in average weekly same store sales per supermarket in Fiscal 2014 and the Fiscal 2013 Successor and Predecessor periods is due to supermarkets acquired in October 2012 from GU Markets LLC, which are generally much smaller in size and have lower average sales volumes.  These supermarkets became same stores late during the Fiscal 2013 Predecessor Period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes and other financial information appearing elsewhere in this 10-K.

COMPANY OVERVIEW

We are a leading supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania, Western Vermont and North Central Massachusetts.  Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our market area, supported by strong customer loyalty and attractive supermarket locations.  As of December 31, 2016, we operated 172 full-service supermarkets, 171 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.

On November 14, 2013, Morgan Stanley Private Equity and other stockholders of Holding II, Tops MBO Corporation (“Tops MBO Co”) and Holding II signed a Purchase and Sale Agreement pursuant to which Tops MBO Co agreed to purchase substantially all of the common stock of Holding II (the “Management Purchase”).  Tops MBO Co is substantially owned and controlled by members of our management and our directors.  The Management Purchase closed effective December 1, 2013.  Prior to the Management Purchase, members of management owned approximately 7% of the outstanding equity interests in Holding II.  As a result of the Management Purchase, members of our management and our directors beneficially own approximately 81% of the outstanding equity interests of Holding II.

BASIS OF PRESENTATION

We operate on a 52/53 week fiscal year ending on the Saturday closest to December 30.  Our fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years.  Our first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods.

As a result of the Management Purchase, through their ownership of Tops MBO Co and through direct ownership of four shares of Holding II, members of our management and our directors beneficially own approximately 81% of the outstanding equity interests of Holding II.  This acquisition was accounted for as a purchase and “push down accounting” was required to be applied, with the result that purchase accounting adjustments were reflected in the Company’s financial statements.  The application of push down purchase accounting resulted in a new basis of accounting in which the total cost of the purchase of Holding II was allocated to the assets and liabilities using estimates of fair values based on an allocation of the Tops MBO Co purchase price.

The period from January 3, 2016 to December 31, 2016 (“Fiscal 2016”) included 52 weeks.  The period from December 28, 2014 to January 2, 2016 (“Fiscal 2015”) included 53 weeks.  The period from December 29, 2013 to December 27, 2014 (“Fiscal 2014”) included 52 weeks.

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

August 2016 Acquisition

In August 2016, we acquired four supermarkets from The Stop & Shop Supermarket Company LLC, which operated these stores under the Stop & Shop banner, and two supermarkets from Hannaford Bros. Co., LLC and Martin’s Foods of South Burlington, LLC, which operated these stores under the Hannaford banner, in Eastern New York and North Central Massachusetts.  The six acquired supermarkets contributed net sales and operating loss of $47.4 million and $2.9 million, respectively, during Fiscal 2016.

RESULTS OF OPERATIONS

Fiscal 2016 Compared with Fiscal 2015

Summary

The results of operations during Fiscal 2016 compared with Fiscal 2015 were impacted by the $94.6 million incremental inside sales contribution from 14 acquired and new supermarkets opened since May 2015, offset by the additional week (a 53rd week) in Fiscal 2015, and a same store sales decrease of 1.8% resulting in part from food cost deflation and lower traffic.  Fuel sales decreased $25.6 million during Fiscal 2016, primarily as a result of a decrease in fuel retail prices.  Our operating expenses were impacted by $3.3 million of costs related to the acquisition and integration of the six acquired stores in Eastern New York and North Central Massachusetts, $1.7 million of costs incurred in connection with a potential acquisition and $1.3 million of incremental legal and professional fees during Fiscal 2016 related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund.

Net Sales

The following table includes the components of our net sales for Fiscal 2016 and Fiscal 2015.

(Dollars in thousands)

	Fiscal 2016	Fiscal 2015
	(52 weeks)	(53 weeks)	$ Change	% Change
Inside sales	$2,324,397	$2,314,012	$10,385	0.4%
Fuel sales	132,370	157,937	(25,567)	(16.2)%
Net sales	$2,456,767	$2,471,949	$(15,182)	(0.6)%

Inside sales increased due to the $94.6 million incremental contribution from 14 acquired and new supermarkets opened since May 2015.  This increase was partially offset by $42.9 million of sales related to the additional week in Fiscal 2015, combined with a $2.4 million reduction in pharmacy sales attributable to the closure of 27 in-store pharmacies during January 2015.  Same store sales decreased 1.8% primarily due to food cost deflation in certain categories, including meat and dairy, and competitive pressure to lower food prices in response, as well as lower traffic.  Additionally, a decline in federal funding for the Supplemental Nutritional Assistance Program (“SNAP”) had an estimated negative impact of 50 basis points on same store sales.  Same store sales is inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.  Sales related to the 27 closed in-store pharmacies have been excluded for purposes of calculating same store sales.  To calculate the same store sales change, we used the 52-week period ended January 2, 2016, as this represents the most comparable period to the 52-week period ended December 31, 2016.

Fuel sales decreased during Fiscal 2016 compared with Fiscal 2015 due to a 12.8% decrease in the average retail price per gallon, net of applicable discounts, and a 3.8% decrease in gallons sold, primarily due to the additional week in Fiscal 2015.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for Fiscal 2016 and Fiscal 2015.

(Dollars in thousands)

	Fiscal 2016	% of	Fiscal 2015	% of
	(52 weeks)	Net Sales	(53 weeks)	Net Sales	$ Change	% Change
Cost of goods sold	$(1,685,799)	68.6%	$(1,698,813)	68.7%	$13,014	(0.8)%
Distribution costs	(44,975)	1.8%	(44,847)	1.8%	(128)	0.3%
Gross profit	$725,993	29.6%	$728,289	29.5%	$(2,296)	(0.3)%

As a percentage of net sales, the decrease in cost of goods sold was due to a shift in product mix given the smaller proportion of relatively lower margin fuel sales.  Non-cash LIFO inventory valuation income increased $0.3 million from $0.2 million during the Fiscal 2015 to $0.5 million during Fiscal 2016.  Excluding the impact of LIFO adjustments, cost of goods sold as a percentage of inside sales was 67.6% and 67.4%, respectively, during Fiscal 2016 and Fiscal 2015.

The increase in distribution costs was due to new stores, $1.4 million of costs associated with our August 2016 relocation to a new freezer warehouse facility, combined with a $0.6 million increase in self-insured workers’ compensation claims expense.  These increases were partially offset by $2.5 million of incremental savings associated with the amendment of certain operating terms of our agreement with C&S, which became effective April 1, 2015.  This amount recorded in distribution costs is in addition to $0.6 million of savings classified in cost of goods sold related to the amended terms.

Operating Expenses

The following table includes a comparison of operating expenses for Fiscal 2016 and Fiscal 2015.

(Dollars in thousands)

	Fiscal 2016	% of	Fiscal 2015	% of
	(52 weeks)	Net Sales	(53 weeks)	Net Sales	$ Change	% Change
Wages, salaries and benefits	$364,837	14.9%	$361,024	14.6%	$3,813	1.1%
Selling and general expenses	119,985	4.9%	120,651	4.9%	(666)	(0.6)%
Administrative expenses	83,142	3.4%	82,763	3.3%	379	0.5%
Rent expense, net	29,711	1.2%	27,631	1.1%	2,080	7.5%
Depreciation and amortization	64,422	2.6%	63,870	2.6%	552	0.9%
Advertising	23,282	0.9%	22,781	0.9%	501	2.2%
Impairment	2,076	0.1%	2,214	0.1%	(138)	(6.2)%
Gain on sale of assets	—	—	(11,014)	(0.4)%	11,014	(100.0)%
Total	$687,455	28.0%	$669,920	27.1%	$17,535	2.6%

Wages, Salaries and Benefits

The increase in wages, salaries and benefits as a percentage of net sales during Fiscal 2016 compared with Fiscal 2015 is largely attributable to the lower proportion of less labor intensive fuel sales driven by the reduction of retail fuel prices previously discussed.  As a percentage of inside sales, wages, salaries and benefits increased nine basis points due to a $3.1 million increase in self-insured workers’ compensation claims expense and general wage increases, partially offset by a $3.3 million decrease in bonus expense based upon performance against budget metrics.

Selling and General Expenses

The decrease in selling and general expenses in Fiscal 2016 compared with Fiscal 2015 is primarily due to a $1.2 million decrease in self-insured general liability claims expense.

Administrative Expenses

The increase in administrative expenses during Fiscal 2016 was largely due to $1.6 million of costs related to the acquisition and integration of the six acquired stores in Eastern New York and North Central Massachusetts and $1.7 million of costs incurred in connection with a potential acquisition.  Additionally, $1.3 million of incremental legal and professional fees were incurred during Fiscal 2016 related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund discussed in Note 13 to our consolidated financial statements contained in Item 8 of this 10-K.  These increases in administrative expenses were partially offset by a $3.9 million decrease in bonus expense based upon performance against budget metrics.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases.  The increase in rent expense is due to new supermarket openings since May 2015.

Depreciation and Amortization

As a percentage of net sales, depreciation and amortization expense remained relatively consistent during Fiscal 2016 compared with Fiscal 2015.

Advertising

As a percentage of net sales, advertising remained relatively consistent during Fiscal 2016 compared with Fiscal 2015.

Impairment

During Fiscal 2016, we determined that the expected future cash flows associated with one supermarket location were insufficient to recover the location’s aggregate net book value of long-lived assets.  As a result, the net book values of leasehold improvements and equipment assets were written down to their estimated fair values.  A corresponding non-cash impairment of $2.1 million was recognized in the consolidated statement of comprehensive loss.

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

Interest Expense, Net

Interest related to our long-term debt decreased $2.7 million due primarily to a lower average borrowing rate on long-term debt as a result of our June 2015 refinancing activities.

Income Tax Expense

Based on an assessment of positive and negative evidence regarding the realization of our deferred tax assets, we continue to maintain a full valuation allowance against total net deferred tax assets, and consequently, we recognized no income tax benefit during Fiscal 2016 and Fiscal 2015.

The income tax expense recognized during Fiscal 2016 and Fiscal 2015 solely reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities.  The impact of the valuation allowance resulted in effective tax rates of (5.2)% and (3.3)% during Fiscal 2016 and Fiscal 2015, respectively.

Net Loss

Our net loss decreased $17.7 million during Fiscal 2016 compared with Fiscal 2015 for the reasons described above.

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

Administrative Expenses

Administrative expenses increased $14.0 million during Fiscal 2015 compared with Fiscal 2014 due to a $4.9 million increase in bonus expense reflecting improved performance against budget metrics.  Additionally, we incurred $4.6 million of legal and professional fees during Fiscal 2015 related to the arbitration with the New York State Teamsters Conference Pension and Retirement Fund discussed in Note 13 to our consolidated financial statements contained in Item 8 of this 10-K.  The increase also reflects normal wage adjustments, increased corporate associate healthcare costs and increased depreciation expense related to software for our new point of sale system.

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

The income tax expense recognized during Fiscal 2015 primarily reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities.  The impact of the valuation allowance resulted in an effective tax rate of (3.3)% during Fiscal 2015.

The income tax benefit of $7.5 million during Fiscal 2014 reflects our loss before income taxes.  This benefit was partially offset by the establishment of additional valuation allowance against net deferred tax assets, excluding our deferred tax liability for the indefinite-lived tradename, and the impact of non-deductible expenses.  The effective tax rate was 33.9% during Fiscal 2014.  See Note 11 to our consolidated financial statements in Item 8 of this 10-K for additional details.

Net Loss

Our net loss increased $47.6 million during Fiscal 2015 compared with Fiscal 2014 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash are cash flows generated from our operations and borrowings under our 2021 ABL Facility.  Our 2021 ABL Facility allows a maximum borrowing capacity of $150.0 million, consisting of; (i) a $140.0 million revolving credit facility, subject to a borrowing base calculation (the “revolver”) and (ii) a $10.0 million first-in, last-out term loan (the “FILO loan”).  The borrowing base for the 2021 ABL Facility includes certain inventory, pharmacy prescription files, credit card receivables, trade receivables and other reserves. The 2021 ABL Facility also contains an option for the Company to upsize the revolving credit facility by up to, in the aggregate, an additional $50.0 million, to $190.0 million, if certain conditions are met.  As of December 31, 2016, the unused availability under our 2021 ABL Facility was $39.5 million, after giving effect to the borrowing base calculation, $22.8 million of letters of credit outstanding and $72.9 million of borrowings outstanding.  We expect that cash generated from operations and availability under our 2021 ABL Facility will permit us to fund our debt service requirements, investments in working capital, capital expenditures, acquisitions and other cash requirements for the next twelve months.  We do not expect to declare dividends of significant size in the near future; however, we may decide to pay dividends to our stockholders from time to time.  Our financial flexibility will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control.  Although currently unforeseen, if faced with the need to increase liquidity, we could readily respond through the control of variable operating expenses (for example, by adjusting employment levels) and through the scale back of planned capital expenditure and acquisition activities.

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

On December 30, 2016, we amended and restated our 2017 ABL Facility, which among other changes, extended its maturity date to December 30, 2021 and increased the maximum borrowing capacity under the facility from $125.0 million to $150.0 million.  See Note 8 to our consolidated financial statements included in Item 8 of this 10-K for discussion of the terms of our 2021 ABL Facility.

On June 15, 2017, semi-annual cash interest payments totaling $26.1 million are payable related to our 2022 Notes and 2018 Notes.  We expect these payments will be primarily funded through cash from operations.  No principal amounts are payable related to these notes until their respective maturities on June 15, 2022 and June 15, 2018.

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(53 weeks)	(52 weeks)
Cash provided by (used in):
Operating activities	$32,471	$54,594	$38,127
Investing activities	(51,536)	(29,983)	(38,910)
Financing activities	8,502	(15,370)	(2,814)

Cash provided by operating activities during Fiscal 2016 decreased $22.1 million compared to Fiscal 2015 due to a decrease in earnings of $6.9 million, which includes $3.3 million of acquisition and integration costs related to seven supermarkets acquired in August 2016, $1.4 million of costs associated with our August 2016 relocation to a new freezer warehouse facility and $1.3 million of incremental legal and professional fees paid related to the ongoing dispute and associated arbitration proceeding with the New York State Teamsters Conference Pension and Retirement Fund.  We expect these operating expenses to be non-recurring.  Changes in operating assets and liabilities represented a use of cash of $7.1 million during Fiscal 2016 compared with a source of cash of $8.1 million during Fiscal 2015.  This partially resulted from an $8.9 million increase in bonus payments during the 2016 period related to 2015 due to better performance against budget metrics in 2015 versus 2014.  Additionally, inventory increased $6.9 million during Fiscal 2016 compared to a decrease of $8.8 million during Fiscal 2015 in part due to lower than normal inventory levels at 2015 year-end, which was largely caused by the 2015 fiscal year-end falling after the New Year’s Day holiday.

Cash provided by operating activities during Fiscal 2015 increased $16.5 million compared with Fiscal 2014.  This increase was primarily attributable to $15.2 million of transaction fees related to the Management Purchase that were paid in Fiscal 2014.  Largely offsetting were the negative working capital impact of the multiemployer pension withdrawal liability payments discussed in Note 13 to our consolidated financial statements contained in Item 8 of this 10-K and the positive impact of other working capital improvements.

Cash used in investing activities increased $21.6 million during Fiscal 2016 compared with Fiscal 2015 due to net cash proceeds of $11.3 million received from the sale of pharmacy scripts during January 2015, along with $17.4 million paid in connection with seven supermarkets acquired in August 2016.  This increase was partially offset by a decrease in normal capital expenditure payments during Fiscal 2016.  We expect to invest $20 million to $25 million in capital expenditures during Fiscal 2017, primarily related to maintenance activities and store remodels.  We expect to fund these capital expenditures using cash on hand and available borrowings under the 2021 ABL Facility.

Cash used in investing activities decreased $8.9 million during Fiscal 2015 compared with Fiscal 2014, primarily due to net cash proceeds of $11.3 million from the sale of pharmacy scripts during January 2015.

Cash provided by (used in) financing activities changed $23.9 million during Fiscal 2016 compared with Fiscal 2015.  The change reflects a change in net borrowings and repayments on our 2017 ABL Facility and 2021 ABL Facility of $31.5 million, from net repayments of $5.3 million during Fiscal 2015 to net borrowings of $26.2 million during Fiscal 2016.  Partially offsetting this impact were cash flows related to our June 2015 refinancing activities, including the proceeds from the 2022 Notes of $560.0 million, the tender offer for, and redemption of the balance of, the previously outstanding 2017 Notes and partial tender offer for the 2018 Notes, and fees and expenses incurred related to the 2022 Notes issuance.  During Fiscal 2016, we paid a dividend of $2.0 million to Tops MBO Co.  During Fiscal 2016 and Fiscal 2015, we repurchased $1.2 million and $3.3 million, respectively, of our 2018 Notes.

Cash used in financing activities increased $12.6 million during Fiscal 2015 compared with Fiscal 2014 reflecting $25.4 million of cash proceeds from the sale of nine supermarket locations as part of sale-leaseback financing transactions and a $12.6 million dividend paid to Tops MBO Co, each of which occurred during Fiscal 2014.

Contractual Obligations

The following table sets forth a summary of our contractual obligations as of December 31, 2016:

(Dollars in thousands)

	Payments due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt:
2022 Notes (1)	$—	$—	$—	$—	$—	$560,000	$560,000
2018 Notes (2)	—	85,514	—	—	—	—	85,514
Other long-term debt (3)	3,120	929	609	39	72,941	322	77,960
Interest (4)	74,195	67,994	62,132	59,209	56,887	86,239	406,656
Operating leases (5)	38,131	39,034	39,188	39,417	37,296	209,026	402,092
Capital leases (5)	10,490	9,689	9,319	8,190	7,186	41,512	86,386
Purchase obligations (6)	16,670	14,427	14,335	14,157	14,198	30,287	104,074
Other liabilities (7)	27,181	3,207	727	690	651	2,603	35,059
Total	$169,787	$220,794	$126,310	$121,702	$189,159	$929,989	$1,757,741

(1)	No principal amounts are due on the 2022 Notes until June 15, 2022.
(2)	No principal amounts are due on the 2018 Notes until June 15, 2018.
(3)	Amount includes the outstanding balance under our 2021 ABL Facility.
(4)	Amount primarily includes contractual interest payments related to the 2022 Notes, 2018 Notes, capital leases and other long-term debt.
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

(6)

In addition to the purchase obligations reflected in the table above, we enter into supply contracts to purchase products for resale in the ordinary course of business.  This category of contracts covers a broad spectrum of products and sometimes includes specific merchandising obligations relative to those products.  These supply contracts typically include either a volume commitment or a fixed expiration date, pricing terms based on the vendor’s published list price, termination provisions and other standard contractual considerations.  Our obligation related to these contracts is typically limited to return of unearned allowances, and therefore no amounts have been included above.  Purchase obligations above represent the outsourcing of a major portion of our information system functions.  Effective March 1, 2016, we extended our existing IT outsourcing agreement with HPE through February 29, 2024 to cover a range of information systems services.  Under the agreement, HPE provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency.  The charges under this agreement with HPE are based upon the services requested at predetermined rates.

(7)

Other liabilities consist of health and welfare benefits and multiemployer pension plan contributions under collective bargaining agreements, as well as other pension and post-retirement benefits.  This amount does not include any amount that may be due as a result of our incurrence of withdrawal liability under our multiemployer pension plans.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One.  The Local One plan generally provides retirement benefits to participants based on their service to contributing employers.  We are contingently liable for withdrawal liability in the event that we withdraw from the Local One plan.  The actuary for the Local One plan has estimated that, as of December 31, 2015, our withdrawal liability would have been approximately $379.2 million in the event of our complete withdrawal from the Local One plan during 2016.  In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements.  We have no intention to withdraw from the Local One plan. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, we made contributions of $14.7 million, $12.6 million and $10.6 million, respectively, to this plan. We are required to increase our annual contributions to the Local One plan pursuant to our current collective bargaining agreements and the Local One plan’s current rehabilitation plan.

As a result of our acquisition of Erie Logistics from C&S in December 2013, we believe we assumed the obligation to participate in and contribute to the Fund.  During Fiscal 2016, Fiscal 2015 and Fiscal 2014, we made contributions to the Fund of approximately $4.9 million, $4.8 million and $4.7 million, respectively.

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

The Notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months.  If it were ultimately determined that Erie Logistics incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  Although we are vigorously contesting the withdrawal determination, during the pendency of the proceeding to contest such determination ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  During both Fiscal 2016 and Fiscal 2015, the monthly conditional payments of withdrawal liability totaled $7.7 million.  These monthly conditional payments are in addition to pension contributions the Company has tendered which the Fund has rejected and returned, as discussed above and in Note 13 to our consolidated financial statements included in Item 8 of this 10-K.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at December 31, 2016 consisted of operating leases, disclosed in the contractual obligations table above, and any potential withdrawal liability obligations under our multiemployer pension plans.  We are not a party to any other off-balance sheet arrangements, that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We use estimates based on expected trends in making these assumptions.  An impairment loss, if necessary, is recorded as the excess of the carrying value over the net present value of estimated cash flows, which represents the estimated fair value of the asset.  We did not recognize any impairment losses related to the Tops tradename during Fiscal 2016, Fiscal 2015 and Fiscal 2014.  In connection with our December 1, 2016 impairment review, the fair value of the tradename was approximately 24% greater than the carrying value.

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

We determine whether the carrying value of our long-lived assets, including property and equipment and finite-lived intangible assets may not be recoverable based upon the existence of one or more of the foregoing or other indicators of impairment.  We determine if impairment exists relating to long-lived assets by comparing future undiscounted cash flows to the asset's carrying value.  If the carrying value is greater than the undiscounted cash flows, we measure the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The projected cash flows for each asset group considers multiple factors including store sales over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions.  Because of the significance of long-lived assets and finite-lived intangible assets and the judgments and estimates that go into the fair value analysis, we believe that our policies regarding impairment are critical.  As discussed in Note 10 to the consolidated financial statements in Item 8 of this 10-K, the Company recorded impairments of $2.1 million and $2.2 million during Fiscal 2016 and Fiscal 2015, respectively.  There were no impairment charges recorded during Fiscal 2014.

Goodwill

We review goodwill for impairment annually on December 1, and upon the occurrence of trigger events.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of the Company for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, our fair value is measured against the fair value of our underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of our goodwill.  Goodwill impairment is recognized for any excess of the carrying value of our goodwill over the implied fair value. In connection with our December 1, 2016 impairment review, the fair value of the Company’s one reporting unit was substantially in excess of its calculated carrying value.

As required under ASC 350, the Company performed qualitative analyses of its goodwill at December 1, 2016, 2015 and 2014 to evaluate whether there were adverse qualitative factors indicating that a goodwill impairment existed.  A qualitative analysis includes a review of internal and external factors that could have an impact on a reporting unit’s fair value when compared to its carrying amount. These factors included a review of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and company specific events. Based on the results of its quantitative and qualitative analyses performed, there was no goodwill impairment recorded during Fiscal 2016, Fiscal 2015 and Fiscal 2014.

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

In connection with acquisition accounting for the four supermarkets acquired in August 2016 from The Stop & Shop Supermarket Company LLC, and two supermarkets acquired from Hannaford Bros. Co., LLC and Martin’s Foods of South Burlington, LLC, the fair value of inventory was determined based upon the Company’s estimated replacement cost.  The fair value of equipment and leasehold improvements were determined using the cost approach.  The fair value of customer lists were primarily determined using the replacement cost method, which measures the value of an asset by considering the cost to reconstruct or replace it with another of like utility.  The fair values of the pharmacy scripts were primarily determined using the excess earnings method, which reflects the present value of the projected cash flows that are expected to be generated by the existing script relationships less charges representing the contribution of other assets to those cash flows, and an appropriate discount rate to reflect the time value and risk associated with the cash flows. The fair values of the unfavorable lease rights were calculated using market rates and a discounted differential cash flows analysis.

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

Self-Insurance Programs

We are primarily self-insured for costs related to workers' compensation and general liability claims. As of December 31, 2016, our workers' compensation and general liability reserves were $19.7 million and $5.9 million, respectively.  The liabilities represent our best estimates, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through the balance sheet date.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data which is updated as new information becomes known.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about our outstanding debt as of December 31, 2016.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital lease obligations.  Interest rates reflect the weighted average rates for the outstanding instruments by expected maturity date.  The Fair Value column includes the fair value of our debt instruments as of December 31, 2016.  Refer to Note 1 of our consolidated financial statements in Item 8 of this 10-K for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Expected Fiscal Year of Maturity
	2017	2018	2019	2020	2021	Thereafter	Fair Value
Long-term debt, including amounts due within one year
Fixed rate	$3,120	$86,443	$609	$39	$41	$560,322	$569,929
Average interest rate	6.6%	8.7%	9.1%	4.0%	4.0%	8.0%
Variable rate	$—	$—	$—	$—	$72,900	$—	$72,900
Average interest rate	N/A	N/A	N/A	N/A	2.5%	N/A

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
Williamsville, New York

We have audited the accompanying consolidated balance sheets of Tops Holding II Corporation and subsidiary (the “Company”) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of comprehensive loss, changes in shareholders’ deficit, and cash flows for the fiscal years ended December 31, 2016, January 2, 2016, and December 27, 2014. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15(a)(2).  These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tops Holding II Corporation and subsidiary as of December 31, 2016 and January 2, 2016 and the results of their operations and their cash flows for the fiscal years ended December 31, 2016, January 2, 2016, and December 27, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Williamsville, New York
March 30, 2017

TOPS HOLDING II CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$24,994	$35,557
Accounts receivable, net (Note 3)	76,874	68,198
Inventory, net	153,306	141,223
Prepaid expenses and other current assets	15,889	16,857
Total current assets	271,063	261,835
Property and equipment, net (Note 4)	348,299	369,446
Goodwill (Note 5)	219,886	213,096
Intangible assets, net (Note 5)	168,385	173,730
Other assets (Note 13)	19,245	11,547
Total assets	$1,026,878	$1,029,654
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$76,930	$81,812
Accrued expenses and other current liabilities (Note 6)	106,266	96,757
Current portion of capital lease obligations (Note 7)	10,490	8,566
Current portion of long-term debt (Note 8)	3,120	2,075
Total current liabilities	196,806	189,210
Capital lease obligations (Note 7)	139,240	143,122
Long-term debt, net (Note 8)	709,206	681,372
Other long-term liabilities	54,494	44,680
Deferred tax liabilities, net (Note 11)	45,509	43,694
Total liabilities	1,145,255	1,102,078
Commitments and contingencies (Note 14)
Common stock ($0.001 par value; 300,000 authorized shares, 126,560 shares issued and 126,559 shares outstanding as of December 31, 2016 and January 2, 2016)	—	—
Treasury stock (at cost; 1 share as of December 31, 2016 and January 2, 2016)	(1)	(1)
Paid-in capital	6,381	7,974
Accumulated deficit	(123,355)	(78,792)
Accumulated other comprehensive loss, net of tax	(1,402)	(1,605)
Total shareholders’ deficit	(118,377)	(72,424)
Total liabilities and shareholders’ deficit	$1,026,878	$1,029,654

See notes to consolidated financial statements.

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$2,456,767	$2,471,949	$2,508,315
Cost of goods sold	(1,685,799)	(1,698,813)	(1,751,793)
Distribution costs	(44,975)	(44,847)	(50,005)
Gross profit	725,993	728,289	706,517
Operating expenses:
Wages, salaries and benefits	(364,837)	(361,024)	(346,199)
Selling and general expenses	(119,985)	(120,651)	(124,925)
Administrative expenses (inclusive of share-based compensation expense of $102, $248 and $165)	(83,142)	(82,763)	(68,728)
Rent expense, net	(29,711)	(27,631)	(25,707)
Depreciation and amortization	(64,422)	(63,870)	(58,767)
Advertising	(23,282)	(22,781)	(21,437)
Impairment (Note 10)	(2,076)	(2,214)	—
Gain on sale of assets (Note 9)	—	11,014	—
Total operating expenses	(687,455)	(669,920)	(645,763)
Operating income	38,538	58,369	60,754
Loss on debt extinguishment	—	(34,581)	—
Other income	—	—	435
Interest expense, net	(80,889)	(84,053)	(83,379)
Loss before income taxes	(42,351)	(60,265)	(22,190)
Income tax (expense) benefit	(2,212)	(1,978)	7,523
Net loss	(44,563)	(62,243)	(14,667)
Changes in post retirement benefit obligations (Note 13)	203	67	(1,721)
Comprehensive loss	$(44,360)	$(62,176)	$(16,388)

See notes to consolidated financial statements.

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Dollars in thousands, except share amounts)

						Accumulated
						Other	Total
	Common Stock		Treasury	Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Stock	Capital	Deficit	Loss	Deficit
Balance at December 28, 2013	126,560	$—	$—	$20,860	$(1,882)	$49	$19,027
Dividends to Tops MBO Corporation (Note 12)	—	—	—	(12,571)	—	—	(12,571)
Net loss	—	—	—	—	(14,667)	—	(14,667)
Retirement obligations adjustments (Note 13)	—	—	—	—	—	(1,721)	(1,721)
Share-based compensation	—	—	—	165	—	—	165
Balance at December 27, 2014	126,560	—	—	8,454	(16,549)	(1,672)	(9,767)
Net loss	—	—	—	—	(62,243)	—	(62,243)
Dividends to Tops MBO Corporation	—	—	—	(775)	—	—	(775)
Share-based compensation	—	—	—	248	—	—	248
Retirement obligations adjustments (Note 13)	—	—	—	—	—	67	67
Capital contribution	—	—	—	47	—	—	47
Purchase of treasury stock	—	—	(1)	—	—	—	(1)
Balance at December 2, 2016	126,560	—	(1)	7,974	(78,792)	(1,605)	(72,424)
Net loss	—	—	—	—	(44,563)	—	(44,563)
Dividends to Tops MBO Corporation (Note 12)	—	—	—	(2,021)	—	—	(2,021)
Capital contribution	—	—	—	326	—	—	326
Share-based compensation	—	—	—	102	—	—	102
Retirement obligations adjustments (Note 13)	—	—	—	—	—	203	203
Balance at December 31, 2016	126,560	$—	$(1)	$6,381	$(123,355)	$(1,402)	$(118,377)

See notes to consolidated financial statements.

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows provided by operating activities:
Net loss	$(44,563)	$(62,243)	$(14,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,723	76,315	69,177
Amortization of deferred financing costs	2,304	3,155	3,982
Impairment	2,076	2,214	—
Deferred income taxes	1,815	1,767	(7,623)
Straight-line rent adjustment	1,014	1,116	1,047
LIFO inventory valuation adjustments	(457)	(218)	2,692
Share-based compensation expense	102	248	165
Loss on debt extinguishment	—	34,581	—
Gain on sale of assets	—	(11,014)	—
Other	527	530	334
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,208)	(7,894)	391
(Increase) decrease in inventory, net	(6,877)	8,785	(9,680)
Decrease (increase) in prepaid expenses and other current assets	2,885	(5,642)	556
Increase in other assets	(7,698)	(7,698)	—
(Decrease) increase in accounts payable	(2,827)	(5,248)	6,089
Increase (decrease) in accrued expenses and other current liabilities	8,730	15,506	(14,611)
Increase in other long-term liabilities	6,925	10,334	275
Net cash provided by operating activities	32,471	54,594	38,127

TOPS HOLDING II CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows used in investing activities:
Cash paid for property and equipment	(34,569)	(37,680)	(38,910)
Acquisition of supermarkets, net of cash	(17,380)	(3,558)	—
Cash proceeds from sale of assets	413	11,255	—
Net cash used in investing activities	(51,536)	(29,983)	(38,910)
Cash flows provided by (used in) financing activities:
Borrowings on 2017 ABL Facility	927,300	588,766	459,900
Repayments on 2017 ABL Facility	(974,000)	(594,066)	(462,700)
Borrowings on 2021 ABL Facility	72,900	—	—
Principal payments on capital leases	(9,766)	(8,766)	(8,651)
Repayments of long-term debt borrowings	(3,932)	(525,280)	(3,787)
Dividends to Tops MBO Corporation (Note 12)	(2,015)	(775)	(12,571)
Change in bank overdraft position	(1,859)	(287)	196
Deferred financing costs paid	(452)	(10,743)	(637)
Capital contribution	326	47	—
Proceeds from long-term debt borrowings	—	560,000	—
Debt extinguishment costs paid	—	(24,265)	—
Purchase of treasury stock	—	(1)	—
Proceeds from sale leaseback financing transactions	—	—	25,436
Net cash provided by (used in) financing activities	8,502	(15,370)	(2,814)
Net (decrease) increase in cash and cash equivalents	(10,563)	9,241	(3,597)
Cash and cash equivalents–beginning of period	35,557	26,316	29,913
Cash and cash equivalents–end of period	$24,994	$35,557	$26,316

See notes to consolidated financial statements.

TOPS HOLDING II CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding II Corporation (“Holding II,” or collectively with its subsidiaries, the “Company”), the parent of Tops Holding LLC (“Holding I”), formerly Tops Holding Corporation, was incorporated on May 7, 2013.  Holding I is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania, Western Vermont and North Central Massachusetts.  As of December 31, 2016, the Company operated 172 supermarkets, 171 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.  Holding II has no business operations other than the ownership of Holding I and as the issuer of the 2018 Notes (see Note 8) and a guarantor of the 2022 Notes (see Note 8).

Fiscal Year

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 30.  The Company’s fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years.  The Company’s first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods.  The period from January 3, 2016 to December 31, 2016 (“Fiscal 2016”) includes 52 weeks.  The period from December 28, 2014 to January 2, 2016 (“Fiscal 2015”) includes 53 weeks.  The period from December 29, 2013 to December 27, 2014 (“Fiscal 2014”) includes 52 weeks.

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

Consolidated Statements of Cash Flows Supplemental Disclosures

Cash and cash equivalents includes cash equivalents that are highly liquid with original maturities at the date of purchase of 90 days or less.  As of December 31, 2016 and January 2, 2016, outstanding checks in excess of cash balances with the same institution totaled $0.3 million and $2.1 million, respectively.  These amounts are recorded as a bank overdraft and classified as accounts payable in the consolidated balance sheets and as a financing activity in the consolidated statements of cash flows.

The following table presents additional cash flow information for Fiscal 2016, Fiscal 2015 and Fiscal 2014 (dollars in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(53 weeks)	(52 weeks)
Cash paid during the year for:
Interest	$78,445	$79,455	$78,111
Income taxes	651	8	101
Non-cash items:
Unpaid capital expenditures	3,240	3,930	3,383
Assets acquired under capital leases	6,202	7,508	5,979
Assets acquired under long-term debt arrangements	1,452	—	5,951
Capital lease modification adjustments	2,937	4,720	5,654

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.  The Company maintains its cash in commercial banks insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000 per depositor.  At times, such cash in banks exceeds the FDIC insurance limit.  At December 31, 2016, the Company had cash in banks exceeding the FDIC insurance limit by $15.3 million.

Accounts Receivable

Accounts receivable are carried at net realizable value.  Allowances are recorded, if necessary, in an amount considered by management to be sufficient to meet future losses related to the collectability of accounts receivable.  The Company evaluates the collectability of its accounts receivable based on the age of the receivable and knowledge of customers’ financial positions.  At December 31, 2016 and January 2, 2016, the allowance for doubtful accounts was $0.3 million and $0.2 million, respectively.

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments.  At December 31, 2016 and January 2, 2016, the carrying value and the estimated fair value of the Company’s debt instruments were as follows (dollars in thousands):

	December 31, 2016	January 2, 2016
Carrying value of long-term debt:
Current portion of long-term debt	$3,120	$2,075
Long-term debt	709,206	681,372
Total carrying value of long-term debt (Note 8)	712,326	683,447
Fair value of long-term debt	642,829	677,450
Excess of carrying value over fair value	$69,497	$5,997

The fair values of the 2018 Notes and 2022 Notes (see Note 8), which are included in long-term debt as of December 31, 2016 and January 2, 2016, were based on Level 2 inputs.  The fair values for Level 2 inputs are based on quoted market prices and taking into consideration the underlying terms of the debt.

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

Inventory

The Company values inventory at the lower of cost or market using the last-in, first-out (“LIFO”) method.  As of December 31, 2016 and January 2, 2016, the LIFO balance sheet reserves were $2.0 million and $2.4 million, respectively.  The Company’s inventory balances consist primarily of finished goods.  Inventory costs include the purchase price of the product and warehousing and transportation costs and are net of certain cash or non-cash consideration received from vendors (see ‘‘Vendor Allowances’’).

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

Long-Lived Assets

Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group, as required by the provisions of ASC 360, “Property, Plant, and Equipment.” Impairment charges are recorded as the excess of the net book value over its fair value, which is calculated using the discounted cash flows associated with that asset or assets.  As discussed in Note 10, the Company recorded impairments of $2.1 million and $2.2 million, respectively, within the consolidated statement of comprehensive loss during Fiscal 2016 and Fiscal 2015.  There were no impairments recorded during Fiscal 2014.

Goodwill

The Company reviews goodwill for impairment annually on December 1, and also upon the occurrence of trigger events.  Generally, fair value is determined using a combination of the guideline public company method, the guideline transaction method, and an analysis of discounted projected future cash flows, and is compared to the carrying value of the Company for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of the Company is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the Company’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the Company’s goodwill over the implied fair value.  There was no goodwill impairment recorded during Fiscal 2016, Fiscal 2015 or Fiscal 2014.

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

For intangible assets, the Company amortizes the assets as presented in the table below:

Asset	Weighted Average Amortization Period
Tradename – indefinite	Indefinite life
Customer relationships	14.0
Favorable lease rights	9.6
Franchise agreements	14.0
Pharmacy scripts	16.5
Non-compete agreement	5.0

Deferred Financing Costs

The Company records deferred financing costs incurred in connection with entering into its debt obligations.  These costs are capitalized and included in long-term debt, net in the Company’s consolidated balance sheets.  The deferred financing costs are amortized to interest expense over the terms of associated debt on a straight-line basis or using the effective interest method, as appropriate.  The Company capitalized deferred financing costs associated with the 2022 Notes of $10.7 million.  Unamortized deferred financing costs of $8.0 million related to the 2017 Notes were written off in connection with the June 2015 financing activities.  The Company capitalized deferred financing costs of $7.0 million in connection with the Company’s May 2013 financing activities, of which unamortized deferred financing costs of $1.8 million related to the 2018 Notes were written off in connection with the June 2015 financing activities.  Additionally, the Company capitalized deferred financing costs of $0.5 million in connection with the Company’s December 2016 financing activities.

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

Rental Income

For certain properties, the Company subleases either a portion or all of the property.  The sublease income of the properties is recognized as rental income.  In certain cases, the Company subleases store locations to third parties.  Rental income was $2.8  million, $2.9 million and $3.1 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, and is recorded as an offset to rent expense in the consolidated statements of comprehensive loss.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of long-lived assets (i.e., gas tank removal and removal of store equipment upon store closure).  These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations.”  Asset retirement costs are subsequently depreciated over the useful lives of the related assets.  Subsequent to initial recognition, the Company records changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows.  The Company derecognizes ARO liabilities when the related obligations are settled.  The ARO liabilities recognized at December 31, 2016 and January 2, 2016 were $4.0 million and $3.6 million, respectively.  Accretion expense attributable to ARO liabilities was $0.3 million each year during Fiscal 2016, Fiscal 2015 and Fiscal 2014 (see Note 14).

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

The Company has applied the provisions of ASC 460, “Guarantees” to its agreements that contain guarantee or indemnification clauses.  These provisions require the Company to recognize and disclose certain types of guarantees, even if the likelihood of requiring the Company’s performance is remote (see Notes 13 and 14).  Historically, the Company has not been required to make payments related to its agreements that contain guarantee or indemnification clauses.

Insurance Programs

The Company is insured by a third-party carrier, subject to certain deductibles and self-insured retentions ranging from $0.1 million to $1.5 million.  The Company maintains an insurance program covering primarily fleet, general liability inclusive of druggist liability, workers’ compensation, property, environmental and other executive insurance policies.  The Company accrues estimated ultimate liabilities for its insurance programs based on known claims and past claims history.  As of December 31, 2016 and January 2, 2016, accruals of $6.8 million and $6.5 million, respectively, were included in accrued expenses and other current liabilities, and accruals of $18.7 and $18.1 million, respectively, were included in other long-term liabilities in the Company’s consolidated balance sheets.

Employee Benefits

The Company accounts for its participation in a multiemployer pension plan by recognizing as net pension cost the required contributions for the period and recognizing as a liability any contributions due and unpaid (see Note 13).

Revenue Recognition

The Company generates and recognizes revenue at the point of sale in its stores, net of sales tax collected.  Discounts, earned by customers through agreements or by using their bonus or loyalty cards, are recorded by the Company as a reduction of revenue as they are earned by the customer.  Franchise revenue consists of net revenue on wholesale sales to franchisees, and income from franchise fees and administrative fees.  Franchise revenues were $7.1 million, $7.4 million and $7.6 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, and are included in net sales in the consolidated statements of comprehensive loss.

For certain products or services, such as the sales of lottery tickets, third-party prepaid phone cards, third-party gift cards, stamps and public transportation tickets, the Company acts as an agent.  In accordance with the provisions of ASC 605, “Revenue Recognition” (“ASC 605”), the Company records the amount of the net margin or commission in its net sales.

The Company records a deferred revenue liability when it sells gift cards, recording revenue when customers redeem the gift cards. These gift cards do not expire.  The Company has completed an analysis of the historical redemption patterns of gift cards.  As a result of this analysis, the Company has determined that the likelihood of redemption after two years is remote.  Therefore, the Company reduces the liability and recognizes ‘‘breakage’’ income for the unused portion of gift cards after two years.  The Company recognized gift card breakage income of $0.3 million, $0.3 million and $0.1 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Cost of Goods Sold and Distribution Costs

Cost of goods sold and distribution costs include the purchase price of products sold and other costs incurred in bringing inventories to the location and condition ready for sale, including costs of purchasing, warehousing and transportation.  In accordance with the provisions of ASC 605, cash consideration received from vendors is recognized as a reduction of cost of goods sold.  During Fiscal 2016, Fiscal 2015 and Fiscal 2014, depreciation expense of $3.7 million, $3.4 million and $3.1 million, respectively, is included in distribution costs in the consolidated statements of comprehensive loss.

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

Selling and General Expenses

Selling and general expenses consist of repairs and maintenance charges, utilities, supplies, real estate taxes, insurance, bank and credit card fees and other general expenses.  Depreciation expense included in selling and general expenses in the consolidated statements of comprehensive loss was $0.3 million, $0.3 million and $0.3 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Administrative Expenses

Administrative expenses consist of charges for services performed by outside vendors, salaries and wages of support office employees, rent and depreciation of support offices and assets, and other administrative expenses.  During Fiscal 2016, Fiscal 2015, and Fiscal 2014, depreciation expense of $8.3 million, $8.7 million and $6.9 million, respectively, was included in administrative expenses in the consolidated statements of comprehensive loss.

Advertising

Advertising includes newspaper inserts, direct mail and radio commercials, promotional prizes, as well as the expenses of the Company’s advertising department.  The Company recognizes advertising expenses as incurred.

Income Taxes

The operations of Holding I, Tops Markets and Holding II are included in the Tops MBO Corporation (“Tops MBO Co”) tax return, as Holding I, Tops Markets and Holding II are disregarded entities for income tax purposes.  The Company accounts for income taxes using the liability method in accordance with ASC 740, "Income Taxes” (“ASC 740”).  Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities, including net operating loss carry forwards, and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled.  The Company uses the provisions of ASC 740 to assess and record income tax uncertainties.  In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences, make certain assumptions regarding whether book/tax differences are permanent or temporary and if temporary, the related timing of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable.  Alternatively, the Company may make estimates about the potential usage of deferred tax assets that decrease its valuation allowances.

Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon settlement.

The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities.  These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions.  The Company’s U.S. federal income tax return for the 2013 tax year and beyond remains subject to examination by the IRS.  State returns remain subject to examination for tax years 2009 and beyond depending on each state’s statute of limitations.

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

Recently Issued Accounting Pronouncements – not yet adopted

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”), which requires that a goodwill impairment loss be measured as the excess of the carrying amount of a reporting unit (that includes goodwill) over its fair value.  ASU No. 2017-04 will be required for the Company beginning in the fiscal year ended January 2, 2020, including interim periods therein.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to adopt ASU No. 2017-04 for goodwill impairment tests performed after January 1, 2017.  The Company does not believe there will be a material impact to its operating results upon adoption.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”).  ASU No. 2016-08 does not change the core principle of the guidance stated in ASU No. 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis.  ASU No. 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU No. 2014-09 (see below).  The Company plans to adopt ASU No. 2016-08 in the first quarter of the fiscal year ended December 29, 2018 and does not believe there will be a material impact to revenues upon adoption. The Company is continuing to evaluate the impact of the pending adoption of ASU No. 2016-08 and this preliminary assessment is subject to change.

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities - Extinguishment of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU No. 2016-04”), which specifies how prepaid stored-value product liabilities within the scope of ASU No. 2016-04 should be derecognized. ASU No. 2016-04 will be effective for the Company beginning in the fiscal year ended December 29, 2018, including interim periods therein, and allows for both retrospective and modified retrospective methods of adoption.  Early adoption is permitted.  Preliminarily, the Company plans to adopt ASU No. 2016-04 in the first quarter of the fiscal year ended December 29, 2018 and does not believe there will be a material impact to its operating results upon adoption. The Company is continuing to evaluate the impact of the pending adoption of ASU No. 2016-04 and this preliminary assessment is subject to change.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” (“ASU No. 2016-02”), which stipulates that lessees recognize a right-of-use asset and a lease liability for substantially all leases.  ASU No. 2016-02 is effective on a modified retrospective basis for reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company plans to adopt ASU No. 2016-02 in the first quarter of the fiscal year ended December 28, 2019.  The adoption of ASU No. 2016-02 will result in a significant increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets.  While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to our accounting for supermarket leases.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”), which provides guidance regarding revenue recognition.  ASU No. 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” (“ASU No. 2015-14”) which deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016.  ASU No. 2015-14 allows for both retrospective and modified retrospective methods of adoption of ASU No. 2014-09.   The Company plans to adopt ASU No. 2014-09 in the first quarter of the fiscal year ended December 29, 2018 and does not believe there will be a material impact to revenues upon adoption.  The Company is continuing to evaluate the impacts of the pending adoption of ASU No. 2014-09 and this preliminary assessment is subject to change.

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods.  The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers.  As of December 31, 2016, 56 corporate supermarkets offered pharmacy services and 52 corporate fuel centers were in operation.  As of January 2, 2016, 51 corporate supermarkets offered pharmacy services and 52 corporate fuel centers were in operation.  The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only operating segment and reportable segment.  The Company’s retail operations as a whole reflect the level at which the business is managed and how the Company’s Chief Executive Officer and President, who act as the Company’s chief operating decision makers, assess performance internally.

The following table presents sales revenue by type of similar product (dollars in thousands):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	(52 weeks)		(53 weeks)		(52 weeks)
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Non-perishables (1)	$1,415,635	57.6%	$1,413,024	57.2%	$1,395,491	55.6%
Perishables (2)	733,550	29.8%	729,412	29.5%	699,697	27.9%
Fuel	132,370	5.4%	157,937	6.4%	224,342	8.9%
Pharmacy	151,675	6.2%	148,099	6.0%	166,184	6.6%
Other (3)	23,537	1.0%	23,477	0.9%	22,601	1.0%
	$2,456,767	100.0%	$2,471,949	100.0%	$2,508,315	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

2. BUSINESS ACQUISITION

In August 2016, the Company acquired four supermarkets from The Stop & Shop Supermarket Company LLC, which operated these stores under the Stop & Shop banner, and two supermarkets from Hannaford Bros. Co., LLC and Martin’s Foods of South Burlington, LLC, which operated these stores under the Hannaford banner, in Eastern New York and North Central Massachusetts.  The aggregate purchase price for this acquisition of $16.4 million, including acquired inventory of $4.7 million, was funded using cash on hand and available borrowings under the 2017 ABL Facility.

The Company engaged a third party valuation specialist to assist with the valuation of assets acquired.  For purposes of an allocation of the assets acquired and liabilities assumed, the excess of the purchase price over the fair value of tangible and intangible net assets has been assigned to goodwill. The fair value of inventory was determined based upon the Company’s estimated replacement cost. The fair value of equipment and leasehold improvements were determined using the cost approach. The fair values of customer lists were primarily determined using the replacement cost method, which measures the value of an asset by considering the cost to reconstruct or replace it with another of like utility. The fair values of pharmacy scripts were primarily determined using the excess earnings method, which reflects the present value of the projected cash flows that are expected to be generated by the existing script relationships less charges representing the contribution of other assets to those cash flows, and an appropriate discount rate to reflect the time value and risk associated with the cash flows. The fair values of the unfavorable lease rights were calculated using market rates and a discounted differential cash flows analysis.  The purchase price allocations will be finalized within twelve months of the closing of the acquisition.  When the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in material adjustments to the fair value of inventory, equipment, goodwill and identifiable intangible assets acquired, and accrued expenses and other current liabilities assumed, and will be adjusted in the quarter identified, as required by ASU No. 2015-16 “Business Combinations (Topic 805).”

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the transaction dates, and adjustments made to the estimated fair values of these assets (dollars in thousands):

	Initial		Revised
Assets acquired:	Estimate	Adjustments	Estimate
Inventory	$5,939	$(1,190)	$4,749
Prepaid expenses	—	79	79
Equipment	5,888	(48)	5,840
Goodwill	1,839	3,970	5,809
Pharmacy scripts	3,950	(610)	3,340
Customer lists	323	(93)	230
Total assets acquired	17,939	2,108	20,047
Liabilities assumed:
Accrued expenses and other current liabilities	—	1,265	1,265
Unfavorable lease rights	—	2,370	2,370
Total liabilities assumed	—	3,635	3,635
Acquisition price	$17,939	$(1,527)	$16,412

The goodwill of $5.8 million resulted from the Company’s expectation that the acquisition will create significant strategic value due to the expansion it provides to the Company’s supermarket base as well as the minimal incremental general and administrative expenses expected to be incurred.

The results of operations of the acquired supermarkets have been included in the Fiscal 2016 consolidated statement of comprehensive loss following the closing of the acquisition.  The acquired supermarkets contributed net sales and operating loss of $47.4 million and $2.9 million, respectively, during Fiscal 2016.

The following table summarizes the Company’s unaudited pro forma operating results for Fiscal 2016 and Fiscal 2015, giving effect to the acquisition as if it occurred as of the beginning of Fiscal 2015 (dollars in thousands):

	Fiscal 2016	Fiscal 2015
	(52 weeks)	(53 weeks)
Net sales	$2,565,305	$2,637,949
Operating income	47,036	70,614
Net loss	(36,065)	(49,998)

The pro forma financial information above reflects the $0.3 million of acquisition costs incurred by the Company during Fiscal 2016 within the operating results for Fiscal 2015.  Additionally, the pro forma financial information includes actual and estimated depreciation and amortization of $1.7 million and $1.5 million during Fiscal 2016 and Fiscal 2015, respectively.  This pro forma financial information is not intended to represent or be indicative of what would have occurred if the acquisition had taken place as of the beginning of the periods presented and should not be taken as representative of the Company’s future consolidated results of operations.

In addition to the acquisition discussed above, during Fiscal 2016, the Company purchased one additional store for $2.0 million of which $0.5 million was paid during Fiscal 2016, with the remainder to be paid over the next three years.  Resulting goodwill of $1.0 million was recorded within the Company’s consolidated balance sheet.

The total goodwill of $4.4 million resulting from the two acquisitions above is expected to be deductible for tax purposes.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for doubtful accounts, consist of the following (dollars in thousands):

	December 31, 2016	January 2, 2016
Vendor receivables	$41,812	$34,307
Credit and debit card receivables	13,532	15,839
Pharmacy receivables	7,566	5,724
Other receivables	14,218	12,576
Allowance for doubtful accounts	(254)	(248)
Total accounts receivable, net	$76,874	$68,198

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (dollars in thousands):

	December 31, 2016	January 2, 2016
Land	$4,648	$5,058
Land improvements	7,192	7,192
Buildings	54,021	54,536
Leasehold improvements	89,418	80,407
Equipment	185,100	164,574
IT software and equipment	41,325	32,549
Total at cost	381,704	344,316
Accumulated depreciation	(154,348)	(100,498)
	227,356	243,818
Property, equipment and automobiles under capital leases, net of accumulated depreciation	120,943	125,628
Property and equipment, net	$348,299	$369,446

Included in property and equipment are the following assets under capital leases (dollars in thousands):

	December 31, 2016	January 2, 2016
Land	$10,662	$10,662
Building	124,323	125,370
Equipment	7,643	3,091
Vehicles	7,919	7,464
Total at cost	150,547	146,587
Accumulated depreciation	(29,604)	(20,959)
Capital lease assets, net	$120,943	$125,628

Depreciation expense was $67.9 million, $65.0 million and $57.3 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  Depreciation expense includes $12.2 million, $12.1 million and $12.6 million related to assets under capital leases during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

5. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during Fiscal 2016 (dollars in thousands):

Balance – January 2, 2016	$213,096
Acquisitions	6,790
Balance – December 31, 2016	$219,886

Goodwill is reviewed annually for impairment on December 1, or more frequently upon the occurrence of trigger events.  Based on the Company’s assessment, no goodwill impairment was recorded during Fiscal 2016, Fiscal 2015 and Fiscal 2014.

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
December 31, 2016	Amount	Amortization	Amount	Period
Tradename – indefinite	$131,200	$—	$131,200	Indefinite life
Customer relationships	29,430	(18,092)	11,338	14.0
Favorable lease rights	19,050	(6,680)	12,370	9.6
Franchise agreements	13,300	(5,392)	7,908	14.0
Pharmacy scripts	7,319	(1,981)	5,338	16.5
Non-compete agreement	250	(19)	231	5.0
	$200,549	$(32,164)	$168,385	13.1

	Gross		Net
	Carrying	Accumulated	Carrying
January 2, 2016	Amount	Amortization	Amount
Tradename – indefinite	$131,200	$—	$131,200
Customer relationships	29,200	(14,117)	15,083
Favorable lease rights	21,550	(6,328)	15,222
Franchise agreements	13,300	(3,872)	9,428
Pharmacy scripts	3,979	(1,182)	2,797
	$199,229	$(25,499)	$173,730

The Tops tradename is reviewed annually for impairment on December 1, or more frequently, if impairment indicators arise.  Based on the Company’s assessment, no impairment was recorded during Fiscal 2016, Fiscal 2015 and Fiscal 2014.

Amortization expense related to intangible assets was $9.2 million, $11.6 million and $12.9 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  Such amortization is included in depreciation and amortization in the consolidated statements of comprehensive loss.

Depreciation and amortization in the Fiscal 2016, Fiscal 2015 and Fiscal 2014 consolidated statements of comprehensive loss includes $0.4 million, $0.3 million and $1.0 million, respectively, of contra-expense related to the amortization of unfavorable lease rights, which are classified in other long-term liabilities in the consolidated balance sheets.  Expected future amortization of these unfavorable lease rights is contra-expense of $0.5 million in Fiscal 2017, $0.5 million in Fiscal 2018, $0.5 million in Fiscal 2019, $0.5 million in Fiscal 2020, $0.5 million in Fiscal 2021 and $1.5 million thereafter.

As of December 31, 2016, expected future amortization of intangible assets is as follows (dollars in thousands):

2017	$7,606
2018	6,405
2019	5,345
2020	4,487
2021	3,524
Thereafter	9,818

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	December 31, 2016	January 2, 2016
Wages, taxes and benefits	$21,334	$28,623
Gift cards	15,835	9,467
Lottery	13,934	13,127
Professional and legal fees	9,942	5,773
Union medical, pension and 401(k)	8,005	5,817
Self-insurance reserves	6,841	6,502
Interest payable	2,750	3,177
Utilities	2,409	2,346
Money orders	2,294	2,682
Property and equipment expenditures	2,014	2,525
Repairs and maintenance	1,973	2,050
Sales and use tax	1,913	1,431
Other	17,022	13,237
	$106,266	$96,757

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

As of December 31, 2016, future minimum lease rental payments applicable to non-cancelable capital and operating leases, and expected minimum sublease rental income, were as follows (dollars in thousands):

	Capital	Operating	Future Expected
	Leases	Leases	Sub-lease Income
2017	$32,208	$38,131	$3,366
2018	29,357	39,034	3,213
2019	26,605	39,188	3,048
2020	22,583	39,417	2,818
2021	19,259	37,296	415
Thereafter	106,188	209,026	401
Total minimum lease payments	236,200	$402,092	$13,261
Less amounts representing interest	(149,814)
Present value of net minimum lease payments	86,386
Less current obligations	(10,490)
Long-term cash obligations	75,896
Non-cash obligations	63,344
Total long-term capital lease obligations	$139,240

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

The Company incurred rental expense related to operating leases associated with its supermarkets of $32.5 million, $30.6 million and $28.8 million, net of sublease rental income of $2.8 million, $2.9 million and $3.1 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, that is included in rent expense in the consolidated statements of comprehensive loss.  In addition, the Company incurred rental expense related to equipment recorded in selling and general expenses in the consolidated statements of comprehensive loss of $0.5 million, $0.2 million and $0.3 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  The Company also incurred rental expense related to equipment and office rent recorded in administrative expenses in the consolidated statements of comprehensive loss of $1.1 million, $1.2 million and $1.2 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

8. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	December 31, 2016	January 2, 2016
2022 Notes	$560,000	$560,000
2018 Notes	85,514	86,704
Discount on 2018 Notes	(288)	(470)
Deferred financing fees	(10,860)	(12,716)
2021 ABL Facility	72,900	—
2017 ABL Facility	—	46,700
Other loans	5,060	3,229
Total debt	712,326	683,447
Current portion	(3,120)	(2,075)
Total long-term debt	$709,206	$681,372

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

The 2022 Notes are collateralized by (i) first priority security interests, subject to certain exceptions and permitted liens, in the stock held by the Issuers and the guarantor subsidiaries, Tops Markets, Tops PT, LLC, Tops Gift Card Company, LLC and Erie Logistics LLC (collectively, the “Guarantors”), the Company’s warehouse and distribution facility in Lancaster, New York, the Company’s retail facility located in Fayetteville, New York and certain owned real property acquired by the Issuers and the Guarantors following the issue date of the 2022 Notes, equipment, intellectual property, and substantially all other assets of the Issuers and the Guarantors, other than those assets securing the Company’s asset-based revolving credit facility (the “2021 ABL Facility”) on a first priority basis (collectively, the “2022 Notes Priority Collateral”), and (ii) second priority security interests, subject to certain exceptions and permitted liens, in the assets of Holding II, the Issuers and the Guarantors that secure the 2021 ABL Facility on a first priority basis, including present and future receivables, deposit accounts, inventory, prescription lists, and certain rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).

The 2022 Notes are guaranteed on a senior secured basis, jointly and severally, by each of the Guarantors and will in the future be guaranteed by certain of Holding I’s future domestic subsidiaries.  The 2022 Notes are also guaranteed on a senior unsecured basis by Holding II.

On May 15, 2013, Holding II issued $150.0 million of 2018 Notes.  As discussed above, on June 10, 2015, Holding II successfully tendered for and repurchased $60.0 million of 2018 Notes.  On January 21, 2016 and December 18, 2015, additional 2018 Notes were repurchased in “open market” transactions in the amounts of $1.2 million and $3.3 million, respectively, resulting in a remaining outstanding principal amount of $85.5 million as of December 31, 2016.  If certain conditions are met, Holding II may be entitled to pay interest on the 2018 Notes by increasing the principal of the notes or by issuing new notes as pay-in-kind interest.  For Fiscal 2016, Fiscal 2015 and Fiscal 2014, such conditions did not exist.  This payment in kind interest would accrue at an annual rate of 9.50%.  The $148.5 million of proceeds from the 2018 Notes issuance, net of a $1.5 million original issue discount, were used to pay a $141.9 million dividend to the Holding II shareholders.  In connection with the partial tender offer for the 2018 Notes completed on June 10, 2015, $0.4 million of the unamortized discount was written off and recorded within loss on debt extinguishment in the condensed consolidated statement of comprehensive loss during Fiscal 2015.  The 2018 Notes mature on June 15, 2018 and require semi-annual interest payments on June 15 and December 15.  To the extent permitted by the indenture governing the 2022 Notes and the 2021 ABL Facility (see below), Holding I may make dividend payments to Holding II to fund additional repurchases and the semi-annual interest payments for the 2018 Notes.  The 2018 Notes are redeemable, in whole or in part, at specified redemption prices, including at 100.000% beginning on June 15, 2017 and thereafter.

On December 14, 2012, Tops Markets entered into the 2017 ABL Facility with Bank of America, N.A. as collateral agent and administrative agent which was set to expire on December 14, 2017.

On December 30, 2016, Tops Markets entered into the Second Amended and Restated Credit Agreement (the “2021 ABL Facility”) with Bank of America, N.A., as collateral agent and administrative agent, which amended and restated the Company’s 2017 ABL Facility.  The 2021 ABL Facility allows a maximum borrowing capacity of $150.0 million, consisting of; (i) a $140.0 million revolving credit facility, subject to a borrowing base calculation (the “Revolver”) and (ii) a $10.0 million first-in, last-out term loan (the “FILO Loan”). The borrowing base for the 2021 ABL Facility includes certain inventory, pharmacy prescription files, credit card receivables, trade receivables and other reserves. The 2021 ABL Facility also contains an option for the Company to upsize the Revolver by up to, in the aggregate, an additional $50.0 million, to $190.0 million, if certain conditions are met.  The 2021 ABL Facility will mature on December 30, 2021.

Costs associated with the 2022 Notes and the 2018 Notes of $10.7 million and $2.7 million, respectively, were capitalized and are being amortized over the terms of the 2022 Notes and the 2018 Notes, respectively, using the effective interest method.  Costs associated with the 2021 ABL Facility of $0.5 million were capitalized and are being amortized on a straight-line basis over the term of the facility.  Unamortized deferred financing costs of $8.0 million related to the 2017 Notes, $1.8 million of unamortized deferred financing fees related to the redeemed portion of the 2018 Notes and $0.4 million of the unamortized discount related to the 2018 Notes were written off and recorded within loss on debt extinguishment in the consolidated statement of comprehensive loss during Fiscal 2015.

Amortization of deferred financing costs is recorded within interest expense in the consolidated statements of comprehensive loss and amounted to $2.3 million, $3.2 million and $4.0 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  At December 31, 2016, long-term debt, net included deferred financing costs, net of accumulated amortization of $4.1 million, totaling $10.9 million.  At January 2, 2016, long-term debt, net included deferred financing costs, net of accumulated amortization of $1.8 million, totaling $12.7 million.

As of December 31, 2016, the unused availability under the 2021 ABL Facility was $39.5 million, after giving effect to the borrowing base calculation, $22.8 million of letters of credit outstanding and $72.9 million of borrowings outstanding.  As of January 2, 2016, $23.8 million of letters of credit were outstanding under the 2017 ABL Facility.  Revolving loans under the 2021 ABL Facility, at the Company’s option, bear interest at either LIBOR plus a margin of 125 to 175 basis points, determined based on levels of borrowing availability, or the prime rate plus a margin of 25 to 75 basis points, determined based on levels of borrowing availability.  The FILO Loan under the 2021 ABL Facility, at the Company’s option, bears interest at either LIBOR plus a margin of 275 to 325 basis points, determined based on levels of the Revolver borrowing availability, or the prime rate plus a margin of 175 to 225 basis points, determined based on levels of the Revolver borrowing availability.  As of December 31, 2016 and January 2, 2016, the weighted average interest rates on borrowings under the 2021 ABL Facility and 2017 ABL Facility were 2.53% and 3.20%, respectively.  The 2021 ABL Facility is collateralized primarily by (i) first priority security interests, subject to certain exceptions and permitted liens, in the ABL Priority Collateral, and (ii) second priority security interests, subject to certain exceptions and permitted liens, in the stock held by the Company, and equipment, intellectual property, and substantially all other assets of the Company that are not subject to a first priority security interest.  These assets that are subject to a second priority security interest serve to collateralize the 2022 Notes on a first priority basis.  In connection with entry into the 2021 ABL Facility, the lenders released, as of December 30, 2016, from among the assets collateralizing the 2021 ABL Facility their second priority mortgages previously held on the Company’s warehouse and distribution facility in Lancaster, New York and retail facility located in Fayetteville, New York. The Company’s warehouse and distribution facility in Lancaster, New York and retail facility located in Fayetteville, New York continue to be subject to a mortgage for purposes of collateralizing the 2022 Notes.

The instruments governing the 2022 Notes, 2018 Notes and the 2021 ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and obligations on a change in control.  Failure to meet any of these covenants would be an event of default.  As of December 31, 2016, the Company was in compliance with its covenants under these agreements.

Principal payments required to be made on outstanding debt as of December 31, 2016, excluding capital lease obligations, are as follows (dollars in thousands):

2017	$3,120
2018	86,443
2019	609
2020	39
2021	72,941
Thereafter	560,322
Total debt	$723,474

Interest expense, inclusive of capital lease interest of $23.4 million, was $80.9 million during Fiscal 2016.  Interest expense, inclusive of capital lease interest of $23.7 million, was $84.1 million during Fiscal 2015.  Interest expense, inclusive of capital lease interest of $22.4 million, was $83.4 million during Fiscal 2014.

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

10. IMPAIRMENT

During Fiscal 2016, the Company determined that the expected future cash flows associated with one supermarket location were insufficient to recover that location’s aggregate net book value of long-lived assets.  As a result, the net book values of leasehold improvements and equipment assets were written down to their estimated fair values, a Level 3 fair value source.  A corresponding non-cash impairment of $2.1 million was recognized in the consolidated statement of comprehensive loss.  The estimated fair values of the leasehold improvements and equipment assets were based on the Company's experience and knowledge of market conditions. Changes in market conditions, the economic environment and other factors can significantly impact these estimates. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome.

During Fiscal 2015, the Company determined that the expected future cash flows associated with one supermarket location were insufficient to recover that location’s aggregate net book value of long-lived assets.  As a result, the net book values of leasehold improvements and equipment assets were written down to their estimated fair values, a Level 3 fair value source.  A corresponding non-cash impairment of $2.2 million was recognized in the consolidated statement of comprehensive loss.  The estimated fair values of the leasehold improvements and equipment assets were based on the Company's experience and knowledge of market conditions. Changes in market conditions, the economic environment and other factors can significantly impact these estimates. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome.

11. INCOME TAXES

Income tax expense (benefit) for Fiscal 2016, Fiscal 2015 and Fiscal 2014 was as follows (dollars in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(53 weeks)	(52 weeks)
Current:
Federal	$—	$—	$—
State	397	211	100
Total current	$397	$211	100
Deferred:
Federal	(14,362)	(21,801)	(8,192)
State	(1,281)	(2,677)	(1,364)
Change in valuation allowance	17,458	26,245	1,933
Total deferred	1,815	1,767	(7,623)
Total income tax expense (benefit)	$2,212	$1,978	$(7,523)

Reconciliations of the statutory federal income tax benefit to the effective tax expense (benefit) for Fiscal 2016, Fiscal 2015 and Fiscal 2014 are as follows (dollars in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(53 weeks)	(52 weeks)
Statutory federal income tax benefit	$(14,823)	$(21,093)	$(7,766)
Valuation allowance	17,458	26,245	1,933
State income tax benefit, net of federal benefit	(1,512)	(2,356)	(1,272)
Non-deductible expenses	79	193	165
Benefit of federal tax credits	—	(388)	(270)
Other	1,010	(623)	(313)
	$2,212	$1,978	$(7,523)

The components of deferred income tax assets and liabilities are comprised of the following (dollars in thousands):

	December 31, 2016	January 2, 2016
Inventory and other reserves	$(3,687)	$(4,674)
Prepaid taxes, insurance and service contracts	6,549	6,431
Property and equipment depreciation	(4,445)	(11,142)
Goodwill and intangible assets	(55,739)	(58,148)
Accrued compensation	1,282	1,271
Capital leases	13,007	11,536
Federal and state net operating loss carryforwards and federal credits	36,498	33,253
Valuation allowance	(46,207)	(28,828)
Other	7,233	6,607
	$(45,509)	$(43,694)

The Company has U.S. federal and state net operating losses of $80.4 million and $72.0 million, respectively, which expire beginning in 2031.  In addition, the Company has federal tax credits of $5.3 million, which expire beginning in 2027.

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

Based on an assessment of the available positive and negative evidence, including the Company’s historical results, the Company determined that there are uncertainties relating to its ability to utilize the net deferred tax assets excluding deferred tax liabilities attributable to the indefinite-lived tradename, which the Company cannot assume the reversal of under ASC 740.  In recognition of these uncertainties, the Company provided a 100% valuation allowance on the net deferred income tax assets during Fiscal 2009.  During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company established additional valuation allowance of $17.5 million, $26.2 million and $1.9 million, respectively, with offsetting charges to income tax expense (benefit).  Additionally, during Fiscal 2014, the Company established additional valuation allowance of $0.7 million related to amounts recorded in other comprehensive loss.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company did not have any unrecognized tax benefits during Fiscal 2016, Fiscal 2015 and Fiscal 2014, and the Company does not expect significant unrecognized tax benefits over the next twelve months.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The Company’s U.S. federal income tax return for the 2013 tax year and beyond remains subject to examination by the IRS.  State returns remain subject to examination for tax years 2009 and beyond depending on each state’s statute of limitations.

In September 2013, the IRS issued final regulations affecting costs to acquire, produce, or improve tangible property and re-proposed regulations affecting dispositions of tangible property.  The final regulations were effective for taxable years beginning on or after January 1, 2014.  The final regulations did not have a material impact on the Company’s consolidated financial statements.

12. DIVIDENDS PAID

The instrument governing the 2021 ABL Facility imposes restrictions on dividends whereby certain projected availability conditions and a minimum fixed charge coverage ratio must be met at the time of the declaration of the dividend.  The instrument governing the 2017 ABL Facility had equivalent restrictions.  The instruments governing the 2022 Notes and the 2018 Notes impose restrictions on dividends whereby a minimum fixed charge coverage ratio and an available restricted payment capacity requirement must be met at the time of the declaration of the dividend.  Dividends were declared and paid during Fiscal 2016 and Fiscal 2014, at which times the Company met the requirements for dividend payments.

On March 31, 2014 and June 30, 2014, the Company paid dividends of $2.4 million and $2.3 million, respectively, to Tops MBO Co to fund the quarterly principal and interest payments under the MBO Co Loan.  On September 25, 2014, the Company paid a dividend of $7.9 million to Tops MBO Co to fund the repayment of the remaining principal balance and accrued and unpaid interest on the MBO Co Loan.

On January 14, 2016, the Company paid a dividend of $2.0 million to Tops MBO Co to fund a dividend to the Company’s stockholders.

13. RETIREMENT PLANS

Defined Benefit Plans

Certain former members of management of Tops Markets receive benefits under a nonqualified, unfunded supplemental executive retirement plan (“SERP”).  In addition, the Company maintains post-employment benefit plans providing life insurance, disability and medical benefits for certain former employees, which are included in other post-retirement plans.

The components of net pension cost related to the SERP and other post-retirement plans are as follows (dollars in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(53 weeks)	(52 weeks)
SERP:
Interest cost	$165	$166	$159
Net pension cost	$165	$166	$159
Other Post-Retirement Plans:
Interest cost	$173	$140	$151
Service cost	1	1	1
Net pension cost	$174	$141	$152

Estimated future benefit payments related to the SERP and other post-retirement plans are as follows (dollars in thousands):

		Other
		Post-Retirement
	SERP	Plans
2017	$602	$196
2018	567	194
2019	529	198
2020	490	200
2021	448	203
Subsequent five years	1,622	981

As these plans are unfunded, estimated contributions are expected to equal estimated benefit payments.

The changes in benefit obligation related to the SERP and other post-retirement plans are as follows (dollars in thousands):

		Other Post-
	SERP	Retirement Plans
Benefit obligation – December 27, 2014	$5,639	$3,926
Interest cost	166	140
Service cost	—	1
Actuarial loss	40	232
Total disbursements	(664)	(450)
Benefit obligation – January 2, 2016	5,181	3,849
Interest cost	165	173
Service cost	—	1
Actuarial (gain) loss	(79)	278
Total disbursements	(670)	(529)
Benefit obligation – December 31, 2016	$4,597	$3,772

The following table reflects the changes in accumulated other comprehensive loss for Fiscal 2016 and Fiscal 2015 (dollars in thousands):

	Fiscal 2016	Fiscal 2015
	(52 weeks)	(53 weeks)
SERP:
Net actuarial gain (loss)	$79	$(40)
Amortization of net gain	252	253
Total recognized in other comprehensive income	$331	$213
Other Post-Retirement Plans:
Net actuarial loss	(278)	(232)
Amortization of net gain	150	86
Total recognized in other comprehensive income	$(128)	$(146)

The benefit plans have no plan assets and have unfunded status equal to their benefit obligations, which have been classified in the consolidated balance sheets as follows (dollars in thousands):

	SERP		Other Post-Retirement Plans
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Accrued expenses and other current liabilities	$602	$647	$196	$181
Other long-term liabilities	3,995	4,534	3,576	3,668
Total liability	$4,597	$5,181	$3,772	$3,849

Discount rate assumptions used to determine benefit obligations are as follows:

SERP		Other Post-Retirement Plans
December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
3.29%	3.39%	3.97%	4.12%

Discount rate assumptions used to determine net pension cost are as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(53 weeks)	(52 weeks)
SERP	3.39%	3.14%	3.56%
Other post-retirement plans	4.12%	3.79%	4.59%

The measurement date for the SERP and other post-retirement plans was December 31, 2016.

For guidance in determining the discount rate, the Company calculates the implied rate of return by matching the cash flows from the plans to yield curves of returns available on high-quality corporate bonds at the measurement date. The discount rate assumptions are reviewed annually and revised as deemed appropriate.  After the purchase of Tops Markets by Holding I in December 2007, the Company ceased participation for employees in the SERP and other post-retirement plans.

Assumed health care cost trend rates used in the calculation of benefit obligations related to the medical benefits portion of other post-retirement plans are as follows:

	December 31, 2016	January 2, 2016
Initial health care cost trend rate	5.00%	5.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year to reach ultimate trend rate	2017	2016

Other Benefit Plans

The Company maintains a defined contribution 401(k) plan that provides that under certain circumstances the Company will make matching contributions of up to 100% of the first 3%, and 50% of the next 2%, of a participant’s eligible contributions.  The Company incurred $3.0 million, $2.8 million and $3.1 million of expense related to this 401(k) plan during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Multiemployer Pension Plans

The Company contributes to pension plans for our supermarket employees represented by United Food and Commercial Workers (“UFCW) District Union Local One (“Local One”) and for the Company’s warehouse and transportation employees represented by Teamsters Local 264.  These plans generally provide retirement benefits to participants based on their years of service to contributing employers.  The retirement benefits provided by these plans are generally not negotiated by participating employers.  During Fiscal 2016, Fiscal 2015, and Fiscal 2014, the Company made contributions of $14.7 million, $12.6 million and $10.6 million, respectively, to the UFCW Local One plan.  During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company made contributions of $4.9 million, $4.8 million and $4.7 million, respectively, to the Teamster Local 264 plan, which the Fund returned to the Company.

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
c)	If a company stops participating in the multiemployer pension plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans is outlined in the following table.  The “EIN / Plan Number” column provides the Employer Identification Numbers, or EINs, and the Plan Numbers.  The most recent Pension Protection Act Zone Statuses available in 2016 and 2015 are for the plan years ending December 31, 2015 and December 31, 2014, respectively.  The zone status is based on information that the Company received from the plans.  Among other factors, generally, plans in critical status (“red zone”) are less than 65 percent funded, plans in endangered or seriously endangered status (“yellow zone” or “orange zone”, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the “green zone.”  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan, or FIP, or a rehabilitation plan, or RP, is either pending or has been implemented by the trustees of the plan.

		Pension				FIP/RP		Expiration Dates
		Protection		Tops 5% of Total		Status		of Collective
	EIN/Plan	Act Zone Status		Contributions		Pending /	Surcharge	Bargaining
Pension Fund	Number	2016	2015	2016	2015	Implemented	Imposed	Agreements
UFCW Local One Pension Fund	16-6144007 / 001	Red	Red	Yes	Yes	Implemented	No	April 1, 2017 – October 6, 2018
New York State Teamsters Conference Pension and Retirement Fund	16-6063585 / 074	Red	Red	No	No	Implemented	No	August 10, 2019

On December 22, 2013, Tops Markets acquired all of the membership interests of Erie Logistics, LLC (“Erie Logistics”) and certain other assets from C&S Wholesale Grocers, Inc. (“C&S”).  Erie Logistics operates the Company’s warehouse distribution facilities located in Lancaster and West Seneca, New York and employs the warehouse and driver personnel at these facilities, all of whom are represented by Teamsters Local 264.  Under its supply agreement with Tops Markets, C&S, through Erie Logistics, had operated these facilities since 2002.

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition of Erie Logistics from C&S.  This suspension was retroactive to the effective date of the acquisition.  During this “suspension” and thereafter through the date of this Annual Report on Form 10-K, Erie Logistics has elected to continue to make contributions to the Fund in accordance with the terms set forth in the collective bargaining agreements with Teamsters Local 264.  The Fund has rejected and returned these contributions.  During Fiscal 2016 and Fiscal 2015, these rejected contributions totaled $4.9 million and $4.8 million, respectively.  On May 27, 2014, the Fund provided Erie Logistics and C&S with notice of its determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition.  The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by the Employee Retirement Income Security Act (“ERISA”), of $641,514 for 240 months.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund.  The Company is vigorously contesting this determination, through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable.  If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  During both Fiscal 2016 and Fiscal 2015, the monthly conditional payments of withdrawal liability totaled $7.7 million.  These monthly conditional payments are in addition to pension contributions the Company has elected to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept.  The aggregate conditional monthly payments of withdrawal liability, totaling $19.2 million as of December 31, 2016, have been recorded in other assets, while the aggregate rejected contributions that we have elected to make, totaling $13.8 million as of December 31, 2016, have been recorded in other long-term liabilities and cash within our consolidated balance sheet.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements by reason of the Company’s failure to participate in the Fund.  On July 4, 2016, the arbitrator denied this grievance.  Following the arbitrator’s decision, Teamsters Local 264 has taken the position that its collective bargaining agreements with Erie Logistics expired in August 2016, in accordance with the expiration date stated therein.  Erie Logistics maintains these collective bargaining agreements remain in effect until August 2019 as a result of the memorandum of understanding agreed to by the parties in August 2013, as modified by a side letter agreement, dated October 30, 2013, which extended the term of these agreements until August 2019.  Erie Logistics believes that its position is in accordance with the findings expressed by the arbitrator.  Erie Logistics and Teamsters Local 264 have subsequently negotiated short-term standstill agreements while they attempt to resolve the matter.  The parties are currently attempting to reach resolution through mediation under the auspices of an independent mediation professional.  The current standstill agreement runs through April 29, 2017.

On January 5, 2017, Erie Logistics also filed a charge with the National Labor Relations Board (“NLRB”) as a result of Teamsters Local 264’s refusal to recognize the extension of the collective bargaining agreements to August 2019.  This charge still remains under investigation by the NLRB.

If Erie Logistics and Teamsters Local 264 are unable to resolve the matter or to negotiate additional standstill agreements, Teamsters Local 264 and its members may seek to strike, participate in a work stoppage or slowdown or engage in other forms of labor disruption.  Any such strike, work stoppage or slowdown or other form of labor disruption could cause an interruption to the Company’s operations at its WNY warehouse and distribution facilities and could have a material adverse effect on the Company’s results of operations, financial condition and business.

14. COMMITMENTS AND CONTINGENCIES

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

On December 1, 2016, Tops Markets amended and restated its member participation agreement with Topco, a procurement cooperative for food retailers and wholesalers, for the purchase and supply of substantially all of the Company’s prescription drugs.  Pursuant to the terms of this agreement, Tops Markets must purchase 95% of its branded prescription drugs and 95% of its generic pharmaceutical products through Topco.  This agreement expires February 28, 2022.

Effective March 1, 2016, the Company extended its existing IT outsourcing agreement with Hewlett Packard Enterprise Company (“HPE”) through February 29, 2024 to provide a range of information systems services.  Under this agreement, HPE provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency.  The charges under this agreement are based upon the services requested at predetermined rates.

The costs of these purchase commitments are not reflected in the Company’s consolidated balance sheets.

Asset Retirement Obligations

The changes in the Company’s Asset Retirement Obligations are as follows (dollars in thousands):

Balance – December 27, 2014	$3,256
Obligations of acquired/new supermarkets	23
Accretion of liability	303
Balance – January 2, 2016	3,582
Obligations of acquired/new supermarkets	59
Accretion of liability	324
Balance – December 31, 2016	$3,965

Environmental Liabilities

The Company is contingently liable for potential environmental issues related to some of its properties.  As the Company is unaware of environmental issues that are expected to materially impact the Company’s consolidated financial statements as a whole, no amounts were accrued as of December 31, 2016 or January 2, 2016.

Collective Bargaining Agreements

As of December 31, 2016, the Company employed approximately 14,800 associates.  Approximately 83% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or six other UFCW unions.  Approximately 5% of these associates are members of Teamsters Local 264, who work in the western New York warehouse and distribution facilities.  All other associates are non-union.  The Company is a party to five collective bargaining agreements with Local One expiring between April 2017 and October 2018.  The Company is also a party to seven other non-Local One UFCW collective bargaining agreements expiring between April 2017 and October 2019 and three collective bargaining agreements with Teamsters Local 264 expiring in August 2019.

Legal Proceedings

Except as otherwise disclosed in this note, the Company is unaware of any legal proceedings that are expected to materially impact the Company’s consolidated financial statements as a whole.  No amounts related to contingent liabilities due to legal proceedings were accrued as of December 31, 2016 or January 2, 2016.

15. QUARTERLY DATA (UNAUDITED)

The table below reflects the unaudited results of operations for Fiscal 2016 and Fiscal 2015 (dollars in thousands).

	16-week	12-week	12-week	12-week
	period ended	period ended	period ended	period ended
Fiscal 2016	April 23, 2016	July 16, 2016	October 8, 2016	December 31, 2016
Net sales(1)	$713,736	$589,589	$568,753	$584,689
Gross profit	215,056	175,657	168,409	166,871
Operating income	10,308	16,396	6,297	5,537
Income tax expense	(571)	(701)	(449)	(491)
Net loss	(15,150)	2,872	(12,733)	(13,808)

	16-week	12-week	12-week	13-week
	period ended	period ended	period ended	period ended
Fiscal 2015	April 18, 2015	July 11, 2015	October 3, 2015	January 2, 2016
Net sales	$722,850	$585,911	$560,744	$602,444
Gross profit	214,465	170,089	165,424	178,311
Operating income(1)	22,090	16,467	13,857	5,955
Income tax expense	(542)	(400)	(400)	(636)
Net loss(2)	(4,195)	(37,478)	(5,162)	(15,408)

(1)	Net sales for the 12-week periods ended October 8, 2016 and December 31, 2016 includes $17.0 million and $30.4 million, respectively, from six acquired supermarkets. See Note 2 for further discussion.

(2)	Operating income for the 16-week period ended April 18, 2015 includes an $11.0 million gain on sale of assets related to the January 2015 sale of pharmacy scripts. See Note 9 for further discussion.

(3)	Net loss for the 12-week period ended July 11, 2015 includes a $34.5 million loss on debt extinguishment related to the June 2015 financing activities. See Note 8 for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2016, the Chief Executive Officer and the Chief Financial Officer, together with other members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of December 31, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

This 10-K does not include an attestation report of the Company’s registered public accounting firm regarding its internal control over financial reporting because as a non-accelerated filer our registered public accounting firm is not required to issue such an attestation report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of March 30, 2017.  Our executive officers and directors serve a term of office that ends when their successor is elected and qualified or their earlier death, resignation or removal.

Directors and executive officers	Age	Principal occupation or position
Frank Curci	65	Chief Executive Officer, Director and Chairman of the Board
David Langless	40	Executive Vice President and Chief Financial Officer
John Persons	50	President, Chief Operating Officer and Director
Jack Barrett	70	Executive Vice President, Human Resources, Assistant Secretary and Director
Ron Ferri	43	Executive Vice President, Operations
Lynne Burgess	67	Director

Frank Curci. Mr. Curci has served as Chief Executive Officer and Director of the Company since December 2007 and as Chairman of the Board since December 1, 2013.  From December 2007 to October 2015, he served as President before relinquishing the position to Mr. Persons.  Mr. Curci has more than 40 years of experience in the supermarket industry.  From April 2005 to September 2006, he served as Chief Operating Officer for Alabama-based Southern Family Markets, a subsidiary of C&S, where he led the start-up of two chains emphasizing the neighborhood grocery store format.  From June 2004 to March 2005, he served as Senior Vice President of Operations at Farmer Jack, a supermarket chain based in Michigan.  While at Koninklijke Ahold N.V. from 1995 to 2003, Mr. Curci was Chief Executive Officer of Tops Markets, LLC and held senior leadership positions at the Bi-Lo chain in South Carolina and Edwards Super Food stores on the East Coast.  Mr. Curci also spent nine years from 1987 to 1995 at Mayfair Supermarkets, which operated as Foodtown in New Jersey.  Mr. Curci is the Chairman of the Board of Directors of Kaleida Health, Vice Chairman of the Food Marketing Institute and a member of the Board of Directors of Topco Holdings, Inc, a buying cooperative, and Fiesta Mart, LLC, a Houston based supermarket chain.  He is a certified public accountant and holds an M.B.A. and a B.A. from Rutgers University.

David Langless. Mr. Langless has served as Executive Vice President and Chief Financial Officer of the Company since October 5, 2015 and from October 2014 to October 2015 he served as Senior Vice President and Chief Financial Officer.  From August 2010 to October 2014, he was Vice President and Chief Accounting Officer and from August 2008 to August 2010, he was Director of Financial Reporting.  Prior to joining the Company, he served as Director of Financial Reporting at Mark IV Industries, Inc.  Prior to Mark IV Industries, he spent six years in the assurance and business risk services practices of Ernst & Young, LLP.   He is a certified public accountant and holds an M.B.A. from the State University of New York at Buffalo and a B.S. in accounting from Canisius College.

John Persons. Mr. Persons has served as President and Chief Operating Officer of the Company since October 5, 2015 and as a Director of the Company since December 1, 2013.  From January 2015 to October 2015, he was Executive Vice President, Sales, Marketing and Merchandising.  He served as Senior Vice President of Retail Operations of the Company from December 2007 to December 2014.  He was Vice President of Retail Operations from November 2000 to December 2007.  Mr. Persons has worked for Tops for 33 years, holding positions of increasing responsibility in operations over that time.  Mr. Persons is a member of the Board of Directors of Summit Educational Resources Foundation and the Women and Children’s Hospital of Buffalo Foundation.  He holds a B.A. and M.B.A. from the State University of New York at Buffalo.

Jack Barrett. Mr. Barrett has served as Executive Vice President, Human Resources and Assistant Secretary of the Company since January 1, 2015 and as Director of the Company since December 1, 2013.  He served as Senior Vice President, Human Resources of the Company from 2000 to December 31, 2014.  He has worked for Tops for over 40 years.  Mr. Barrett’s areas of responsibility have included compensation and benefits, labor/associate relations, training and development, communications, diversity, legal compliance and employment.  Mr. Barrett was appointed the Vice President of Labor Relations in 1987 and Vice President of Human Resources in 1996.  He holds a B.S. from Canisius College.

Ron Ferri. Mr. Ferri has served as Executive Vice President, Operations of the Company since October 5, 2015 and from October 2014 to October 2015 was Senior Vice President of Distribution and Logistics.  From October 2013 to October 2014, he was Vice President of Distribution and from February 2010 to October 2013, he was a Regional Vice President of Operations.  Mr. Ferri has worked for Tops for 28 years, holding positions of increasing responsibility in the Company over that time.  Mr. Ferri is a member of the Board of Directors of Goodwill Industries of WNY, Inc.  He holds an M.B.A. from the State University of New York at Buffalo and a B.S. in Management from Houghton College.

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

AUDIT COMMITTEE FINANCIAL EXPERT

We are a privately-held company and do not have any equity securities listed on a stock exchange.  We do not maintain a separate audit committee as those functions are performed by our full Board of Directors.  Though not formally considered by our Board of Directors, we believe that Mr. Curci is an “audit committee financial expert” under the rules of the SEC; however, we do not believe that Mr. Curci would be considered “independent” under the NASDAQ Listing Rules because of his position as an executive officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

On December 1, 2013, members of management, including several of our current named executive officers, consummated the Management Purchase.  Since the Management Purchase, the Company has not established a compensation committee of the Board of Directors, nor does it have a compensation committee charter, and does not expect to establish such a compensation committee in the foreseeable future.  The Company does not believe it is necessary at this time to maintain a separate compensation committee because each member of the Board of Directors, other than Ms. Burgess, is an executive officer of the Company.  As such, the Company believes that it is most appropriate for the entire Board of Directors to perform the function of a compensation committee.

During Fiscal 2016, our Board of Directors oversaw our executive compensation program.  Our chief executive officer (“CEO”) evaluated the performance and reviewed the compensation of our executive officers, including the named executive officers, and made recommendations to the Board of Directors for all executive officers based on several factors, including individual performance, business results, and general information related to compensation at other private companies.  The Board of Directors discussed compensation issues and, based on the recommendations of the CEO and its own review and evaluation, made the final decisions regarding compensation elements for the executive officers, including base salary, benefits, bonus opportunities, and incentive plan design and award levels for the Fiscal 2016 compensation discussed herein.

This Compensation Discussion and Analysis describes the compensation program for our executive officers, including our named executive officers, and the basis for decisions regarding their compensation for Fiscal 2016.  Messrs. Curci, Langless, Persons, Barrett, Ferri, and Darrington were our named executive officers for Fiscal 2016.  Mr. Darrington’s employment with the Company terminated upon his death on September 17, 2016.

What was our Fiscal 2016 compensation philosophy?

During Fiscal 2016, our guiding philosophy was to provide a total compensation package that would enable us to attract and retain highly talented executives necessary to endeavor to sustain our current and long-term success.  Our Fiscal 2016 compensation was designed to motivate our executive officers to create value for our stakeholders through the achievement of our short-term and long-term business objectives, while maintaining our commitment to our core values of honesty, integrity and respect.

The Fiscal 2016 compensation programs were designed to achieve these objectives by:

•	providing our executive officers with competitive base salaries, defined contribution and health and welfare plan benefits, severance and change of control protections, and limited perquisites; and
•	providing an annual performance-based cash incentive plan based on the attainment of financial, operational and company objectives.

What were the key principles that influenced our Fiscal 2016 compensation decisions?

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

What were the components of our Fiscal 2016 compensation program?

Our Fiscal 2016 compensation program consisted of the following components:

•	Base salary;
•	Annual short-term incentive-based bonus plan (non-equity performance-based cash incentive pay);
•	Long-term incentives in the form of stock options under the Tops MBO Corporation 2014 Stock Option Plan;
•	Participation in broad-based defined contribution and health and welfare benefit plans;
•	Severance and change of control protections; and

•	Limited perquisites.

During Fiscal 2016, we did not provide special retirement arrangements or significant personal benefits for our executive officers, including the named executive officers.

How did we determine the portion of total compensation allocated to base salary during Fiscal 2016?

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

What key compensation decisions did the Compensation Committee make for Fiscal 2016 regarding base salaries?

In April 2016, the Board of Directors approved base salary increases for each of our named executive officers, all of which resulted in increases of two and a half percent.  The new annual base salaries at the end of Fiscal 2016 for our named executive officers were: for Mr. Curci, $638,517; for Mr. Langless, $281,875; for Mr. Persons, $512,500; for Mr. Barrett, $297,250; for Mr. Ferri, $281,875; and for Mr. Darrington, $417,150.

How did we determine the amount of the annual cash bonus for Fiscal 2016 that we paid to each of our named executive officers?

For Fiscal 2016, the annual short-term incentive-based bonus plan for named executive officers was designed to reward the achievement of Company-wide annual financial and operational goals.

For Fiscal 2016, the Board of Directors determined that the target annual cash bonus for each named executive officer would be: for Mr. Curci, 100 percent of his base salary rate; for Mr. Langless, 70 percent of his base salary rate; for Mr. Persons, 100 percent of his base salary rate; for Mr. Barrett, 70 percent of his base salary rate; for Mr. Ferri, 70 percent of his base salary rate; and for Mr. Darrington, 90 percent of his base salary rate.  The annual cash bonus payment was based on the actual ending base salary rate for each respective position.  In Fiscal 2016, our named executive officers’ bonus realization was determined based on achievement of one objective factor described below.

In administering the Fiscal 2016 short-term incentive-based bonus plan for the named executive officers, an objective performance measure, Adjusted EBITDA, was used to determine the bonus levels for Fiscal 2016.  Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, adjusted to exclude certain one-time and non-cash expenses such as LIFO inventory valuation adjustments and share-based compensation.  The Board of Directors selected this metric on which to base the annual cash bonus for Fiscal 2016 because it represents the primary measure by which increased value for stakeholders is determined by the Board of Directors.

The target achievement level in Fiscal 2016 for Adjusted EBITDA was $140,122,616.  Our actual Fiscal 2016 results produced $131,108,903 in Adjusted EBITDA.  The predetermined payout scale for Adjusted EBITDA ranged from 90.1% of the targeted Adjusted EBITDA amount (the minimum level at which a bonus payout would have been awarded), which would have resulted in a payout of 1% of the targeted bonus amount, to 110% of the targeted Adjusted EBITDA amount, which would have resulted in a payout of 200% of the targeted bonus amount.  The resulting overall bonus payout percentage of 35.65% was consistent with the percentage paid to the remainder of the Company’s administrative management team.  The annual cash incentive bonus amount paid to each named executive officer for Fiscal 2016 is reported in the Summary Compensation Table.

What types of long-term incentive programs did we maintain during Fiscal 2016 for our named executive officers?

During Fiscal 2016, the primary vehicle for offering long-term incentives was the Tops MBO Corporation 2014 Stock Option Plan, as adopted on April 3, 2014 (the “2014 Stock Option Plan”), under which Tops MBO Co has granted options to purchase shares of common stock of Tops MBO Co to key employees responsible for the success and growth of our Company.  Tops MBO Co, our parent entity, believes that granting stock options provides our employees a meaningful stake in the future of and an opportunity to participate in the growth of our Company, and is the best method for motivating our executive and other officers to manage our Company in a manner consistent with the interests of our Company and our other stakeholders.  Tops MBO Co also regards the 2014 Stock Option Plan as a key retention tool for employees and officers other than named executive officers.  Retention was an important factor in Tops MBO Co’s determination of the size of each option grant, the vesting schedules and other terms of these grants.

For more information on stock options granted under the 2014 Stock Options Plan during Fiscal 2016, please refer to the Grants of Plan Based Awards table.

What other benefits or perquisites are offered to our named executive officers?

Retirement and Other Benefits.  During Fiscal 2016, our named executive officers were eligible to participate in our 401(k) retirement savings plan, the same plan in which all of our non-union employees participated.  We did not offer any additional retirement benefits to our named executive officers.  The benefits package offered to our named executive officers consisted of health, welfare, short-term and long-term disability, and life insurance benefits, all of which were also available to other non-union employees.  This element of total compensation was designed to be market competitive to attract and retain talented executives, given that most of our competitors provide a 401(k) plan and similar health, welfare, disability and life insurance benefits.  We also provided our named executive officers the use of a company car and a company-paid supplemental long-term disability plan.

Severance and Change of Control Arrangements.  The severance and change of control arrangements in place for each of our named executive officers during Fiscal 2016 represented amounts that we believed were necessary to retain our executives in light of market and other uncertainties and were consistent with market practices.  Messrs. Curci, Langless, Persons, Barrett, Ferri and Darrington were entitled to certain severance benefits in the event of their termination of employment without cause under their respective employment agreements.  In addition, the 2014 Stock Option Plan provides that effective upon the date of a change of control of Tops MBO Co, any outstanding unvested stock option awards granted under the 2014 Stock Option Plan would automatically vest and become exercisable as of the effective date of the change of control.  We believe these severance and change of control arrangements are necessary to retain the services of our named executive officers and to afford them reasonable severance protection so that they can focus on realizing value for stakeholders in the event of a change of control and other circumstances that could result in a loss of employment.  The Board of Directors reviewed these arrangements and had discretion to adjust them to take into account market information and our evolving business goals.  During Fiscal 2016, no adjustments were made to any such arrangements.

For more information regarding the 2014 Stock Option Plan, please see the section entitled “2014 Stock Option Plan.”

BOARD OF DIRECTORS REPORT

The Board of Directors has reviewed and discussed the foregoing Compensation Discussion and Analysis at the conclusion of Fiscal 2016, and based on this review and discussion, approved its inclusion in this 10-K.

Frank Curci, Chairman

John Persons

Jack Barrett

Lynne Burgess

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has not established a compensation committee and our Board of Directors oversees our executive compensation program.  Except for Ms. Burgess, all of our directors are also executive officers.

EXECUTIVE COMPENSATION

The table below shows the compensation of our named executive officers for Fiscal 2016:

2016 SUMMARY COMPENSATION TABLE

					Non-Equity
					Incentive
				Option	Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($)
Frank Curci	2016	633,426	—	—	227,632	57,598	918,656
Chief Executive Officer and	2015	617,012	—	—	513,617	47,453	1,178,082
Chairman of the Board	2014	600,923	—	—	151,200	45,652	797,775

David Langless	2016	279,627	37,520	—	70,342	37,724	425,213
Executive Vice President, Chief Financial Officer	2015	258,750	—	25,795	134,013	37,540	456,098
	2014	184,406	—	54,103	37,500	32,622	308,631

John Persons	2016	508,413	42,637	—	182,706	34,181	767,937
President and Chief Operating Officer	2015	365,717	—	42,875	239,070	31,595	679,257
	2014	321,923	—	—	48,600	31,070	401,593

John Barrett	2016	294,880	—	—	74,179	36,704	405,763
Executive Vice President, Human Resources

Ronald Ferri	2016	279,627	34,962	—	70,342	26,308	411,239
Executive Vice President, Operations

Kevin Darrington(5)	2016	340,138	—	—	324,287	29,307	693,732
Executive Vice President, Supply Chain and	2015	413,178	—	—	295,987	21,817	730,982
Information Technology	2014	402,404	—	—	75,937	28,121	506,462

(1)

The Fiscal 2016 amounts reflect cash payments related to outstanding options equal to the per-share dividend paid to shareholders in January 2016.  Amounts were paid to Mr. Langless in the amount of $37,520, to Mr. Persons in the amount of $42,637, and to Mr. Ferri in the amount of $34,962.

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

(5)	Mr. Darrington’s employment with the Company terminated upon his death on September 17, 2016.

EQUITY AND NON-EQUITY INCENTIVE PLANS

The table below sets forth equity and non-equity compensation awards granted to our named executive officers during Fiscal 2016:

2016 GRANTS OF PLAN-BASED AWARDS

	Estimated Future Payouts Under Non-
	Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($) (1)	($) (1)	($) (1)
Frank Curci	—	638,517	—
David Langless	—	197,312	—
John Persons		512,500
John Barrett	—	208,075	—
Ronald Ferri	—	197,312	—
Kevin Darrington	—	375,435	—

(1)

Represents annual incentive award targets under our annual cash bonus plan for Fiscal 2016.  The awards for named executive officers did not have threshold or maximum amounts.  Actual amounts earned by the named executive officers under our annual cash bonus plan for Fiscal 2016 are reported in the Summary Compensation Table.

2014 STOCK OPTION PLAN

During Fiscal 2016, Tops MBO Co, our parent entity, maintained an equity incentive plan, the 2014 Stock Option Plan, under which its Board of Directors was permitted to grant stock option awards to eligible employees, directors and consultants.  The stock options awarded pursuant to the 2014 Stock Option Plan are options to purchase shares of common stock of Tops MBO Co.

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

Stock options granted during Fiscal 2015 and Fiscal 2014 under the 2014 Stock Option Plan vest 50% on the first anniversary of the date of grant and the remaining 50% on the second anniversary of the date of grant.  The 2014 Stock Option Plan provides that, unless an applicable stock option agreement provides otherwise, upon a change of control of Tops MBO Co, any outstanding unvested stock option awards granted under the 2014 Stock Option Plan will automatically vest and become exercisable on the effective date of the change of control.  A change of control under the 2014 Stock Option Plan includes (i) a change in the ownership of 75 percent or more of the total voting power of the voting securities of Tops MBO Co; (ii) consummation of a merger or consolidation of Tops MBO Co, other than that would result in the voting securities of Tops MBO Co outstanding prior to the merger continuing to represent more than 75% of the total voting power of the surviving entity outstanding immediately after the merger; (iii) the consummation of a complete liquidation of Tops MBO Co or an agreement for the sale of all or substantially all of the assets of Tops MBO Co; or (iv) any other condition or event that the Board of Directors determines to be a change of control, which could include the sale of one or more of the subsidiaries of Tops MBO Co.  A change of control does not include any acquisition of securities or voting power due to a public offering.

The following table gives information on stock option awards that were outstanding for each named executive officer at December 31, 2016, which represent an option to purchase shares of common stock of Tops MBO Co:

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options	Options (#)	Price	Expiration
Name	Exercisable (#)	Unexerciseable	($) / Share	Date
David Langless	700	—	176.65	4/3/2024
	250	250 (1)	46.64	1/30/2025
	500	500 (2)	46.64	10/12/2025
John Persons	1,250	1,250 (2)	46.64	10/12/2025
Ronald Ferri	700	—	176.65	4/3/2024
	175	175(1)	46.64	1/30/2025
	500	500(2)	46.64	10/12/2025

(1)	Stock options granted under the 2014 Stock Option Plan on January 30, 2015 vested 50% on January 30, 2016, with the remaining 50% vesting on January 30, 2017.
(2)	Stock options granted under the 2014 Stock Option Plan on October 12, 2015 vested 50% on October 12, 2016, with the remaining 50% to vest on October 12, 2017.

During Fiscal 2016, no named executive officers exercised any stock options.

RETIREMENT ARRANGEMENTS FOR NAMED EXECUTIVE OFFICERS

During Fiscal 2016, we did not provide special retirement benefits to our named executive officers.  Our named executive officers were eligible to participate in the Tops Markets, LLC 401(k) retirement savings plan, which is available to all of our non-union employees, and which is described in Note 13 to the consolidated financial statements included elsewhere in this 10-K.

EMPLOYMENT AGREEMENTS

As of December 31, 2016, all of our named executive officers were party to employment agreements or other similar agreements with Tops Markets, LLC.

Frank Curci

Mr. Curci’s original employment agreement became effective on December 1, 2007.  This agreement was terminated and a new agreement was entered into on August 20, 2014.  The new agreement was amended on November 11, 2014, effective January 1, 2015.  Under Mr. Curci’s amended agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary as determined by the Board of Directors from time to time.  Mr. Curci’s amended employment agreement does not provide for a set term of employment; however, if we terminate Mr. Curci’s employment without cause, he is entitled to severance, payable in a lump sum, as follows: (i) the amount of two times his annual base salary, (ii) an amount equal to the economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental and vision coverage pursuant to COBRA under the Company’s health and dental plans, (iii) an amount equal to his target annual bonus for the year in which the termination date occurs pro-rated for the whole months employed during the year, and (iv) an amount equal to two times his target annual bonus for the year in which the termination date occurs. Mr. Curci is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of two years after his termination of employment and will not disclose the Company’s confidential information.  During that same period, Mr. Curci is also prohibited from soliciting our customers, suppliers and other employees.

David Langless

Mr. Langless’ original employment agreement became effective on August 22, 2008.  In connection with his promotion to Chief Financial Officer, this agreement was terminated and a new agreement was entered into on October 20, 2014.  The new agreement was amended on November 11, 2014, effective January 1, 2015.  Under Mr. Langless’ amended agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary as determined by the Board of Directors from time to time.  Mr. Langless’s amended employment agreement does not provide for a set term of employment; however, if we terminate Mr. Langless’s employment without cause, he is entitled to severance, payable in a lump sum, as follows: (i) the amount of two times his annual base salary, (ii) an amount equal to the economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental and vision coverage pursuant to COBRA under the Company’s health and dental plans, (iii) an amount equal to his target annual bonus for the year in which the termination date occurs pro-rated for the whole months employed during the year, and (iv) an amount equal to two times his target annual bonus for the year in which the termination date occurs. Mr. Langless is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of two years after his termination of employment and will not disclose the Company’s confidential information. During that same period, Mr. Langless is also prohibited from soliciting our customers, suppliers and other employees.

John Persons

Mr. Persons’ original employment agreement became effective on May 2, 2010.  This agreement was terminated and a new agreement entered into on August 20, 2014.  The new agreement was amended on November 11, 2014, effective January 1, 2015.  Under Mr. Persons’ amended agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary as determined by the Board of Directors from time to time.  Mr. Persons’ amended employment agreement does not provide for a set term of employment; however, if we terminate Mr. Persons’ employment without cause, he is entitled to severance, payable in a lump sum, as follows:  (i) the amount of two times his annual base salary, (ii) an amount equal to the economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental and vision coverage pursuant to COBRA under the Company’s health and dental plans, (iii) an amount equal to his target annual bonus for the year in which the termination date occurs pro-rated for the whole months employed during the year, and (iv) an amount equal to two times his target annual bonus for the year in which the termination date occurs.  Mr. Persons is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of two years after his termination of employment and will not disclose the Company’s confidential information. During that same period, Mr. Persons is also prohibited from soliciting our customers, suppliers and other employees.

John Barrett

Mr. Barrett’s employment agreement became effective on May 2, 2010. This agreement was terminated and a new agreement entered into on August 20, 2014. Under Mr. Barrett’s amended agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary as determined by the Board of Directors from time to time.  Mr. Barrett’s amended employment agreement does not provide for a set term of employment; however, if we terminate Mr. Barrett’s employment without cause, he is entitled to severance, payable in a lump sum, as follows:  (i) the amount of two times his annual base salary, (ii) an amount equal to the economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental and vision coverage pursuant to COBRA under the Company’s health and dental plans, (iii) an amount equal to his target annual bonus for the year in which the termination date occurs pro-rated for the whole months employed during the year, and (iv) an amount equal to two times his target annual bonus for the year in which the termination date occurs. Mr. Barrett is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of two years after his termination of employment and will not disclose the Company’s confidential information.  During that same period, Mr. Barrett is also prohibited from soliciting our customers, suppliers and other employees.

Ronald Ferri

Mr. Ferri’s employment agreement became effective on October 5, 2010. This agreement was terminated and a new agreement entered into on October 23, 2014. Under Mr. Ferri’s amended agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary as determined by the Board of Directors from time to time.  Mr. Ferri’s amended employment agreement does not provide for a set term of employment; however, if we terminate Mr. Ferri’s employment without cause, he is entitled to severance, payable in a lump sum, as follows:  (i) the amount of two times his annual base salary, (ii) an amount equal to the economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental and vision coverage pursuant to COBRA under the Company’s health and dental plans, (iii) an amount equal to his target annual bonus for the year in which the termination date occurs pro-rated for the whole months employed during the year, and (iv) an amount equal to two times his target annual bonus for the year in which the termination date occurs.  Mr. Ferri is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of two years after his termination of employment and will not disclose the Company’s confidential information.  During that same period, Mr. Ferri is also prohibited from soliciting our customers, suppliers and other employees.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

We entered into employment agreements and maintain incentive plans that require us to provide compensation to our named executive officers in the event of termination of their employment without cause.  The amount of compensation payable to each named executive officer in each situation is listed in the table below, based on the assumption that the triggering event took place on December 31, 2016:

		Value of	Value of	Present
		Unvested	Annual	Value	Other
		Equity-	Incentive	of Health /	Compensation
		Based	Bonus	Welfare	or
	Severance	Awards	Awards	Benefits	Payments	Total
	($) (1)	($) (2)	($) (3)	($) (4)	($)	($)
Involuntary termination without cause
Frank Curci	1,277,034	—	1,915,551	2,652	—	3,195,237
David Langless	563,750	12,898	591,938	5,428	—	1,174,014
John Persons	1,025,000	21,438	1,537,500	5,653	—	2,589,591
John Barrett	594,500	-	624,225	4,155		1,222,880
Ronald Ferri	563,750	11,601	591,938	3,664	—	1,170,953
Death and disability
Frank Curci	—	—	638,517	—	—	638,517
David Langless	—	—	197,313	—	—	197,313
John Persons	—	—	512,500	—	—	512,500
John Barrett	—	—	208,075	—	—	208,075
Ronald Ferri	—	—	197,313	—	—	197,313

(1)	Set at two times the annual base salary for each of the named executive officers.
(2)

Amounts reflect the aggregate grant date fair value of stock option awards computed using FASB ASC Topic 718.  The treatment upon termination for equity awards is further described under the heading “2014 Stock Option Plan” following the Grants of Plan Based Awards table.  The value of unvested equity-based awards for Messrs. Langless, Persons and Ferri represent stock options to purchase shares of common stock of Tops MBO Co.

(3)

Amounts for a termination without cause reflect: (i) an amount equal to the target annual bonus for the year in which the termination date occurs prorated for the number of months employed during such year and (ii) an amount equal to two times the target annual bonus for the year in which the termination occurs.  In case of a termination for death or disability, the amount reflected is equal to the amount of the target annual bonus prorated for the number of months employed during such year.

(4)

Includes the estimated economic equivalent of eighteen months of the employee portion of the cost of continued medical, dental and vision coverage pursuant to COBRA under the Company’s health and dental plans in which the employee and covered family members were participating in as of the termination date, payable in a lump sum payment.

DIRECTOR COMPENSATION

In Fiscal 2016, we did not pay any compensation, reimburse any expenses of, or make any equity awards or non-equity awards to, members of our Board of Directors for service as director.

Pension
Value and
Non-
				Non-Equity	Qualified
	Fees Earned			Incentive	Deferred	All
	or Paid	Stock	Option	Plan	Compensation	Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation(1)	Total
Lynne Burgess	$—	—	—	$—	$—	$239,195	$239,195

(1)

Ms. Burgess is employed by the Company as Counsel for the Company.  The above amount represents compensation earned by Ms. Burgess during Fiscal 2016 in connection with her employment as Counsel for the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of common stock of Tops Holding II Corporation of each of our directors and our named executive officers and all current directors and executive officers as a group as of March 30, 2016.  The address of each of the shareholders listed below, with the exception of the executor of Kevin Darrington’s estate, is c/o Tops Holding II Corporation 6363 Main Street, Williamsville, New York 14221.

	Number of Shares	Percentage of
Name of beneficial owner	Beneficially Owned	Outstanding Shares(9)
Frank Curci	63,872(2)	50.47%
John Persons	24,781(3)	19.58%
Executor of Kevin Darrington's Estate(1)	23,960(4)	18.93%
Jack Barrett	8,834(5)	6.98%
Lynne Burgess	2,041(6)	1.61%
David Langless	2,668(7)	2.11%
Ron Ferri	2,591(8)	2.05%
Current directors and executive officers as a group (6 persons)	102,293	80.83%

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of common stock of Tops Holding II Corporation.

We believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders.

(1)	The executor of Mr. Darrington’s estate holds the beneficial ownership of Mr. Darrington’s shares.
(2)	Includes 63,871 shares beneficially owned due to ownership of 59,581 shares of common stock of Tops MBO Co.
(3)	Includes 24,780 shares beneficially owned due to ownership of 22,663 shares of common stock of Tops MBO Co and exercisable options to acquire 1,250 shares of common stock of Tops MBO Co.
(4)	Includes 23,959 shares beneficially owned due to ownership of 22,350 shares of common stock of Tops MBO Co.
(5)	Includes 8,833 shares beneficially owned due to ownership of 8,240 shares of common stock of Tops MBO Co.
(6)	Includes 2,040 shares beneficially owned due to ownership of 1,903 shares of common stock of Tops MBO Co.
(7)	Includes 2,668 shares beneficially owned due to ownership of 1,125 shares of common stock of Tops MBO Co and exercisable options to acquire 1,450 shares of common stock of Tops MBO Co.
(8)	Includes 2,591 shares beneficially owned due to ownership of 1,125 shares of common stock of Tops MBO Co and exercisable options to acquire 1,375 shares of common stock of Tops MBO Co.
(9)

Percentage of shares of common stock owned is based on 126,559 shares of common stock of Tops Holding II Corporation issued and outstanding, except for purposes of the calculation for Mr. Persons, Mr. Langless, Mr. Ferri and the current directors and executive officers as a group, the percentage of shares of common stock owned is based on 126,559 shares of common stock of Tops Holding II Corporation issued and outstanding and exercisable options to acquire shares of common stock of Tops MBO Co, held by the person or group in question.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policy with Respect to Approval of Related Person Transactions

The terms and conditions of all transactions between us and any employee, officer, director and certain of their family members and other related persons required to be reported under Item 404 of SEC Regulation S-K are reviewed and approved by directors who do not have a direct or indirect interest in such transaction.  We have not adopted written policies and procedures with respect to the approval of related person transactions.  Generally, under the agreements governing the 2022 Notes, the 2018 Notes and the 2021 ABL Facility, we are prohibited from entering into transactions with affiliates except upon terms that, taken as a whole, are materially not less favorable to us than could be obtained, at the time of such transaction, in a comparable arm's-length transaction with a person that is not such an affiliate.

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

DIRECTOR INDEPENDENCE

We have no securities listed for trading on a national securities exchange or on an automated inter-dealer quotation system of a national securities association that has requirements that a majority of our Board of Directors must be independent.  For purposes of complying with the disclosure requirements of this 10-K, we have adopted the definition of independence used by the NASDAQ Stock Market.  Though not formally considered by our Board of Directors, we do not believe that any of our directors would qualify as an “independent director” based upon the definition set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules given that each director also serves, or within the prior three years served, as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as the independent registered public accounting firm for Holding II for Fiscal 2016 and Fiscal 2015.

Fees

The following table sets forth the aggregate fees billed to Holding II by Deloitte & Touche LLP and its affiliate, Deloitte Tax LLP, for services rendered for Fiscal 2016 and Fiscal 2015, all of which were pre-approved by the Board of Directors in compliance with its policy.

	Fiscal 2016	Fiscal 2015
	(52 weeks)	(53 weeks)
Audit fees	$910,000	$870,000
Audit-related fees	1,437,810	95,616
Total	$2,347,810	$965,616

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

Audit-Related Fees.  Fees shown for audit-related services include fees for assurance and related services that are traditionally performed by the independent auditors.  Audit-related fees are generally incurred in connection with due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, general non-audit accounting consultation concerning financial reporting, disclosure matters and new accounting pronouncements.

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

Exhibit No.

4.5**

Indenture, dated as of June 10, 2015, by and among Tops Holding LLC, Tops Markets II Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee and Collateral Agent.  (filed as Exhibit 4.1 to Tops Holding LLC, Tops Markets II Corporation and Tops Holding II Corporation’s Current Report on Form 8-K filed June 11, 2015, and incorporated herein by reference).

4.6**

First Amendment to Intercreditor Agreement, dated as of December 30, 2016, by and among Bank of America, N.A., in its capacity as agent, and U.S. Bank National Association, in its capacity as trustee and collateral agent.  (filed as Exhibit 4.1 to Tops Holding II Corporation’s Current Report on Form 8-K filed January 6, 2017, and incorporated herein by reference).

4.7**

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

4.9**

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

10.2**

Second Amended and Restated Credit Agreement dated as of December 30, 2016 by and among Tops Markets LLC, as the Lead Borrower, the other borrowers and guarantors party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, the Lenders party thereto, and Bank of America, N.A., as Sole Lead Arranger and Sole Bookrunner.  (filed as Exhibit 10.1 to Tops Holding II Corporation’s Current Report on Form 8-K filed on January 6, 2017, and incorporated herein by reference).

10.3††**

Executive Employment Agreement, dated as of August 20, 2014, between Frank Curci and Tops Markets, LLC.  (filed as Exhibit 10.14 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on August 25, 2014, and incorporated herein by reference).

10.4††**

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

10.7††**

First Amendment, dated November 11, 2014, to Executive Employment Agreement between Frank Curci and Tops Markets, LLC. (filed as Exhibit 10.21 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on November 17, 2014, and incorporated herein by reference).

10.8††**

First Amendment, dated November 11, 2014, to Executive Employment Agreement between John Persons and Tops Markets, LLC. (filed as Exhibit 10.23 to Tops Holding II Corporation’s Quarterly Report on Form 10-Q filed on November 17, 2014, and incorporated herein by reference).

10.9††**

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

10.11††**

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

10.13††**

Offer Letter, dated November 30, 2015, between Lynne Burgess and Tops Markets, LLC.  (filed as Exhibit 10.17 to Tops Holding II Corporation’s Annual Report on Form 10-K filed on March 23, 2016, and incorporated herein by reference).

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPS HOLDING II CORPORATION

By:	/s/ David Langless
David Langless
Executive Vice President and Chief Financial Officer
March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 30, 2017.

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
Lynne Burgess

Schedule I

TOPS HOLDING II CORPORATION

CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING II CORPORATION

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2016	January 2, 2016
Assets
Investment in subsidiary	$—	$12,021
Total assets	$—	$12,021
Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$353	$400
Total current liabilities	353	400
Investment in subsidiary	34,104	—
Long-term debt	83,920	84,045
Total liabilities	118,377	84,445
Total shareholders’ deficit	(118,377)	(72,424)
Total liabilities and shareholders’ deficit	$—	$12,021

Schedule I

TOPS HOLDING II CORPORATION

CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING II CORPORATION

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(53 weeks)	(52 weeks)
Equity loss from subsidiary	$(36,074)	$(47,098)	$(131)
Loss on debt extinguishment	—	(3,540)	—
Interest expense, net	(8,489)	(11,605)	(14,536)
Loss before income taxes	(44,563)	(62,243)	(14,667)
Net loss	(44,563)	(62,243)	(14,667)
Change in postretirement benefit obligation	203	67	(1,721)
Comprehensive loss	$(44,360)	$(62,176)	$(16,388)

Schedule I

TOPS HOLDING II CORPORATION

CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING II CORPORATION

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(53 weeks)	(52 weeks)
Net cash used in operating activities	$(5,457)	$(10,397)	$(13,126)
Cash flows provided by financing activities:
Capital contributions	8,662	75,727	25,697
Dividends	(2,015)	(775)	(12,571)
Repayments of long-term debt borrowings	(1,190)	(63,296)	—
Debt extinguishment costs incurred	—	(1,258)
Purchase of treasury stock	—	(1)	—
Net cash provided by financing activities	5,457	10,397	13,126
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents-beginning of period	—	—	—
Cash and cash equivalents-end of period	$—	$—	$—

Schedule II

TOPS HOLDING II CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
	of Period	Expenses		Deductions	Period
Fiscal 2014
Self-insurance reserves	$22,673	$5,510		$(5,135)	$23,048
LIFO inventory valuation reserve	(31)	2,692		—	2,661
Valuation allowance for deferred income tax assets	—	2,608	(1)	—	2,608
Fiscal 2015
Self-insurance reserves	23,048	8,984		(7,424)	24,608
LIFO inventory valuation reserve	2,661	(218)		—	2,443
Valuation allowance for deferred income tax assets	2,608	26,221		—	28,829
Fiscal 2016
Self-insurance reserves	24,608	9,618		(8,707)	25,519
LIFO inventory valuation reserve	2,443	(457)		—	1,986
Valuation allowance for deferred income tax assets	28,829	17,378		—	46,207
(1)	Amount includes valuation allowance of $0.7 million related to amounts recorded in other comprehensive loss.