Form 10-Q
period 2017-04-22
TOPS HOLDING II CORP
filed 2017-06-06
CIK 1584701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 22, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 6, 2017, 126,559 shares of common stock of the registrant were outstanding.

TOPS HOLDING II CORPORATION

i

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	April 22, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$24,414	$24,994
Accounts receivable, net	68,905	76,874
Inventory, net	153,452	153,306
Prepaid expenses and other current assets	17,011	15,889
Total current assets	263,782	271,063
Property and equipment, net	335,340	348,299
Goodwill (Note 3)	219,886	219,886
Intangible assets, net (Note 3)	166,035	168,385
Other assets (Note 9)	21,170	19,245
Total assets	$1,006,213	$1,026,878

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$75,050	$76,930
Accrued expenses and other current liabilities (Note 4)	97,274	106,266
Current portion of capital lease obligations (Note 5)	10,576	10,490
Current portion of long-term debt (Note 6)	1,916	3,120
Total current liabilities	184,816	196,806
Capital lease obligations (Note 5)	136,711	139,240
Long-term debt, net (Note 6)	722,867	709,206
Other long-term liabilities	56,929	54,494
Deferred tax liabilities, net	46,089	45,509
Total liabilities	1,147,412	1,145,255

Commitments and contingencies (Note 9)
Common stock ($0.001 par value; 300,000 authorized shares, 126,560 shares issued and 126,559 shares outstanding as of April 22, 2017 and December 31, 2016)	—	—
Treasury stock (at cost; 1 share as of April 22, 2017 and December 31, 2016)	(1)	(1)
Paid-in capital	6,399	6,381
Accumulated deficit	(146,195)	(123,355)
Accumulated other comprehensive loss, net of tax	(1,402)	(1,402)
Total shareholders' deficit	(141,199)	(118,377)
Total liabilities and shareholders' deficit	$1,006,213	$1,026,878

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	16-week periods ended
	April 22, 2017	April 23, 2016
Net sales	$740,828	$713,736
Cost of goods sold	(509,450)	(486,866)
Distribution costs	(14,603)	(11,814)
Gross profit	216,775	215,056

Operating expenses:
Wages, salaries and benefits	(115,868)	(107,833)
Selling and general expenses	(38,063)	(36,505)
Administrative expenses (inclusive of share-based compensation expense of $18 and $89)	(23,517)	(25,470)
Rent expense, net	(9,931)	(8,601)
Depreciation and amortization	(19,993)	(19,915)
Advertising	(6,422)	(6,424)
Total operating expenses	(213,794)	(204,748)
Operating income	2,981	10,308
Interest expense, net	(25,148)	(24,887)
Loss before income taxes	(22,167)	(14,579)
Income tax expense	(673)	(571)
Net loss	(22,840)	(15,150)
Other comprehensive income	—	—
Comprehensive loss	$(22,840)	$(15,150)

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	16-week periods ended
	April 22, 2017	April 23, 2016
Cash flows provided by operating activities:
Net loss	$(22,840)	$(15,150)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,409	23,614
LIFO inventory valuation adjustments	1,132	369
Amortization of deferred financing costs	701	731
Deferred income taxes	580	545
Straight-line rent adjustment	294	266
Share-based compensation expense	18	89
Other	186	153
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,969	7,689
Increase in inventory, net	(1,278)	(3,849)
(Increase) decrease in prepaid expenses and other current assets	(1,122)	2,682
Increase in other assets	(1,925)	(1,925)
Decrease in accounts payable	(1,527)	(7,427)
(Decrease) increase in accrued expenses and other current liabilities	(8,332)	863
Increase in other long-term liabilities	2,299	1,799
Net cash (used in) provided by operating activities	(436)	10,449

Cash flows used in investing activities:
Cash paid for property and equipment	(8,512)	(8,685)
Cash proceeds from sale of assets	—	413
Net cash used in investing activities	(8,512)	(8,272)

Cash flows provided by (used in) financing activities:
Borrowings on 2021 ABL Facility	244,100	—
Repayments on 2021 ABL Facility	(231,000)	—
Borrowings on 2017 ABL Facility	—	293,000
Repayments on 2017 ABL Facility	—	(290,800)
Principal payments on capital leases	(3,243)	(2,644)
Repayments of long-term debt borrowings	(1,421)	(2,043)
Deferred financing costs paid	(44)	—
Change in bank overdraft position	(24)	(551)
Dividends to Tops MBO Corporation (Note 8)	—	(2,015)
Capital contribution	—	326
Net cash provided by (used in) financing activities	8,368	(4,727)

Net decrease in cash and cash equivalents	(580)	(2,550)
Cash and cash equivalents-beginning of period	24,994	35,557
Cash and cash equivalents-end of period	$24,414	$33,007

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding II Corporation (“Holding II,” or collectively with its subsidiaries, the “Company”), the parent of Tops Holding LLC (“Holding I”), formerly Tops Holding Corporation, was incorporated on May 7, 2013.  Holding I is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania, Western Vermont and North Central Massachusetts.  As of April 22, 2017, the Company operated 172 supermarkets; 171 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.  Holding II has no business operations other than the ownership of Holding I and as the issuer of the 2018 Notes (see Note 6) and a guarantor of the 2022 Notes (see Note 6).

Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of Holding II for the fiscal year ended December 31, 2016, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2017.

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

The Company’s condensed consolidated financial statements for the 16-week periods ended April 22, 2017 and April 23, 2016 are unaudited, and in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) 2014-09, “Revenue from Contracts with Customers,” as amended by several subsequent ASUs, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU No. 2015-14”), which deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016.  ASU No. 2015-14 allows for both retrospective and modified retrospective methods of adoption of ASU No. 2014-09.  The Company plans to adopt ASU No. 2014-09 in the first quarter of the fiscal year ending December 29, 2018. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements and is in the process of completing its initial evaluation of the major focus areas that could impact the Company, which include loyalty programs, principal versus agent considerations, and prepaid stored-value cards. The Company expects there to be only immaterial changes to revenue recognition based on how the Company currently accounts for the impact of loyalty programs.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”).  ASU No. 2016-08 does not change the core principle of the guidance stated in ASU No. 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis.  ASU No. 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU No. 2014-09.  The Company plans to adopt ASU No. 2016-08 in the first quarter of the fiscal year ending December 29, 2018 and does not believe there will be a material impact to revenues upon adoption.  For principal versus agent considerations, the Company has evaluated its significant arrangements and has determined that revenue recognition on a gross reporting basis will remain relatively unchanged, with the exception of a group of small contracts that could be reported on a net basis depending on the nature of the arrangements and management’s final assessment.

The Company expects to complete its evaluation and implementation of the new revenue recognition standard in mid-2017 and is currently in the process of developing changes to its existing accounting policies as well as implementing processes and controls to address the relevant changes that will result from adopting the new standard.

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities - Extinguishment of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU No. 2016-04”), which specifies how prepaid stored-value product liabilities within the scope of ASU No. 2016-04 should be derecognized. ASU No. 2016-04 will be effective for the Company beginning in the fiscal year ending December 29, 2018, including interim periods therein, and allows for both retrospective and modified retrospective methods of adoption.  Early adoption is permitted.  Preliminarily, the Company plans to adopt ASU No. 2016-04 in the first quarter of the fiscal year ended December 29, 2018. The Company expects there to be only immaterial changes to revenue recognition based on how the Company currently records prepaid stored-value cards breakage.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” (“ASU No. 2016-02”), which stipulates that lessees recognize a right-of-use asset and a lease liability for substantially all leases.  ASU No. 2016-02 is effective on a modified retrospective basis for reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company plans to adopt ASU No. 2016-02 in the first quarter of the fiscal year ending December 28, 2019.  The adoption of ASU No. 2016-02 will result in a significant increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets.  While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to the accounting for supermarket leases.

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods.  The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers.  As of April 22, 2017, 56 corporate supermarkets offered pharmacy services and 52 corporate fuel centers were in operation.  The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only operating segment and reportable segment.  The Company’s retail operations as a whole reflect the level at which the business is managed and how the Company’s Chief Executive Officer and the Company’s President, who collectively act as the Company’s chief operating decision makers, assess performance internally.

The following table presents sales revenue by type of similar product (dollars in thousands):

	16-week periods ended
	April 22, 2017		April 23, 2016
		% of		% of
	Amount	Total	Amount	Total
Non-perishables(1)	$424,831	57.3%	$412,931	57.9%
Perishables(2)	220,636	29.8%	212,428	29.8%
Pharmacy	47,145	6.4%	45,863	6.4%
Fuel	41,661	5.6%	35,612	5.0%
Other(3)	6,555	0.9%	6,902	0.9%
	$740,828	100.0%	$713,736	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments.  At April 22, 2017 and December 31, 2016, the carrying value and the estimated fair value of the Company’s debt instruments were as follows (dollars in thousands):

	April 22, 2017	December 31, 2016
Carrying value of long-term debt:
Current portion of long-term debt	$1,916	$3,120
Long-term debt	722,867	709,206
Total carrying value of debt instruments	724,783	712,326
Fair value of debt instruments	638,288	642,829
Excess of carrying value over fair value	$86,495	$69,497

The fair values of the 2018 Notes and 2022 Notes (see Note 6), which are included in long-term debt as of April 22, 2017 and December 31, 2016, were based on Level 2 inputs.  The fair values for Level 2 inputs are based on quoted market prices and taking into consideration the underlying terms of the debt.

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

The Company engaged a third party valuation specialist to assist with the valuation of assets acquired.  For purposes of an allocation of the assets acquired and liabilities assumed, the excess of the purchase price over the fair value of tangible and intangible net assets has been assigned to goodwill.  The fair value of inventory was determined based upon the Company’s estimated replacement cost. The fair values of equipment and leasehold improvements were determined using the cost approach.  The fair values of customer lists were primarily determined using the replacement cost method, which measures the value of an asset by considering the cost to reconstruct or replace it with another of like utility.  The fair values of pharmacy scripts were primarily determined using the excess earnings method, which reflects the present value of the projected cash flows that are expected to be generated by the existing script relationships less charges representing the contribution of other assets to those cash flows, and an appropriate discount rate to reflect the time value and risk associated with the cash flows.  The fair values of the unfavorable lease rights were calculated using market rates and a discounted differential cash flows analysis.

The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed as of the transaction dates (dollars in thousands):

Assets acquired:
Inventory	$4,749
Prepaid expenses	79
Equipment	5,840
Goodwill	5,809
Pharmacy scripts	3,340
Customer lists	230
Total assets acquired	20,047
Liabilities assumed:
Accrued expenses and other current liabilities	1,265
Unfavorable lease rights	2,370
Total liabilities assumed	3,635
Acquisition price	$16,412

The goodwill of $5.8 million resulted from the Company’s expectation that the acquisition will create significant strategic value due to the expansion it provides to the Company’s supermarket base as well as the minimal incremental general and administrative expenses expected to be incurred.

The results of operations of the acquired supermarkets have been included in the 16-week period ended April 22, 2017 condensed consolidated statement of comprehensive loss following the closing of the acquisition.  The acquired supermarkets contributed net sales and operating loss of $39.7 million and $1.2 million, respectively, during the 16-week period ended April 22, 2017.

The following table summarizes the Company’s unaudited pro forma operating results for the 16-week periods ended April 22, 2017 and April 23, 2016, giving effect to the acquisition as if it occurred as of the beginning of Fiscal 2016 (dollars in thousands):

	16-week periods ended
	April 22, 2017	April 23, 2016
Net sales	$740,828	$764,813
Operating income	2,981	14,168
Net loss	(22,840)	(11,290)

The pro forma financial information includes actual and estimated depreciation and amortization of $0.8 million and $0.4 million during the 16-week periods ended April 22, 2017 and April 23, 2016, respectively.  This pro forma financial information is not intended to represent or be indicative of what would have occurred if the acquisition had taken place as of the beginning of the periods presented and should not be taken as representative of the Company’s future consolidated results of operations.

In addition to the acquisition discussed above, during Fiscal 2016, the Company purchased one additional supermarket for $2.0 million of which $0.5 million was paid during Fiscal 2016, with the remainder to be paid over the next three years.  Resulting goodwill of $1.0 million was recorded within the Company’s consolidated balance sheet.

Of the total goodwill of $6.8 million resulting from the two acquisitions above, $4.4 million is expected to be deductible for tax purposes.

3. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during the 16-week period ended April 22, 2017 (dollars in thousands):

Balance - December 31, 2016	$219,886
Adjustments	—
Balance - April 22, 2017	$219,886

Goodwill is reviewed annually for impairment on December 1, or more frequently upon the occurrence of trigger events.  The Company applies significant judgment when determining the estimated fair value of its reporting unit.  The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change.  Estimates of fair value are inherently uncertain and represent only the Company’s reasonable expectation regarding future developments.  These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results.  Declines in the estimated fair value of the Company’s reporting unit could result in goodwill impairment in future periods which could materially adversely affect the results of operations or financial position.  Based on the Company’s assessment, no goodwill impairment was recorded during the 16-week periods ended April 22, 2017 and April 23, 2016.

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
April 22, 2017	Amount	Amortization	Amount	Period
Tradename – indefinite	$131,200	$—	$131,200	Indefinite life
Customer relationships	29,430	(19,024)	10,406	14.0
Favorable lease rights	19,050	(7,346)	11,704	9.6
Franchise agreements	13,300	(5,810)	7,490	14.0
Pharmacy scripts	7,319	(2,299)	5,020	16.5
Non-compete agreement	250	(35)	215	5.0
	$200,549	$(34,514)	$166,035	13.1

	Gross		Net
	Carrying	Accumulated	Carrying
December 31, 2016	Amount	Amortization	Amount
Tradename – indefinite	$131,200	$—	$131,200
Customer relationships	29,430	(18,092)	11,338
Favorable lease rights	19,050	(6,680)	12,370
Franchise agreements	13,300	(5,392)	7,908
Pharmacy scripts	7,319	(1,981)	5,338
Non-compete agreement	250	(19)	231
	$200,549	$(32,164)	$168,385

The Tops tradename is reviewed annually for impairment on December 1, or more frequently if impairment indicators arise.  Based on the Company’s assessment, no impairment was recorded during the 16-week periods ended April 22, 2017 and April 23, 2016.

During the 16-week periods ended April 22, 2017 and April 23, 2016, amortization expense related to intangible assets was $2.3 million and $3.3 million, respectively.  This amortization is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

During the 16-week periods ended April 22, 2017 and April 23, 2016, depreciation and amortization in the condensed consolidated statements of comprehensive loss includes $0.2 million and $0.1 million, respectively, of contra-expense related to the amortization of unfavorable lease rights, which are classified in other long-term liabilities in the condensed consolidated balance sheets.  Expected future amortization of these unfavorable lease rights is contra-expense of $0.4 million in the remaining period of Fiscal 2017, $0.5 million in Fiscal 2018, $0.5 million in Fiscal 2019, $0.5 million in Fiscal 2020, $0.5 million in Fiscal 2021 and $1.5 million thereafter.

As of April 22, 2017, expected future amortization of intangible assets is as follows (dollars in thousands):

2017 (remaining period)	$5,255
2018	6,405
2019	5,345
2020	4,487
2021	3,524
Thereafter	9,819

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	April 22, 2017	December 31, 2016
Interest payable	$18,631	$2,750
Wages, taxes and benefits	16,657	21,334
Lottery	14,231	13,934
Professional and legal fees	8,162	9,942
Self-insurance reserves	6,841	6,841
Union medical, pension and 401(k)	4,655	8,005
Gift cards	4,345	15,835
Sales and use tax	3,455	1,913
Utilities	2,574	2,409
Repairs and maintenance	1,841	1,973
Property and equipment expenditures	1,378	2,014
Money orders	892	2,294
Other	13,612	17,022
	$97,274	$106,266

5. CAPITAL LEASE OBLIGATIONS

The Company has a number of capital leases in effect for supermarket properties and equipment.  The initial lease terms generally range up to twenty-five years and will expire at various times through 2037, with options to renew for additional periods.  The majority of the supermarket leases provide for base rental, plus real estate taxes, insurance, common area maintenance and other operating expenses applicable to the leased premises.  Some leases contain escalation clauses for future rents and contingent rents based on sales volume.

As of April 22, 2017, future minimum lease rental payments applicable to non-cancelable capital lease obligations were as follows (dollars in thousands):

2017 (remaining period)	$22,159
2018	29,550
2019	26,813
2020	22,791
2021	19,312
Thereafter	106,185
Total minimum lease payments	226,810
Less amounts representing interest	(142,868)
Present value of net minimum lease payments	83,942
Less current obligations	(10,576)
Long-term cash obligations	73,366
Non-cash obligations	63,345
Total long-term capital lease obligations	$136,711

The Company entered into build-to-suit and sale-leaseback transactions in various years involving certain properties that did not qualify for sale-leaseback accounting as the lease agreements included various forms of continuing involvement.  As a result, the transactions have been classified as financing transactions in accordance with ASC Topic 840, “Leases.”

Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as capital lease obligations, allocated between land, as applicable, and building.  Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying building obligations, with no underlying cash payments deemed attributable to the land obligations and the estimated net book value of the buildings at the conclusion of the lease terms.  The related land assets are not depreciated, and at the end of the lease terms, the remaining capital lease obligations will equal the combined net book values of the land and buildings.  At the expiration of the lease terms, which range from 2018 to 2037, or when the Company’s continuing involvement under the lease agreements ends, the related land, buildings and capital lease obligations will be removed from the consolidated balance sheet, with no underlying cash payments.  These capital lease obligations are reflected as non-cash obligations in the preceding table.

6. DEBT

Long-term debt, net is comprised of the following (dollars in thousands):

	April 22, 2017	December 31, 2016
2022 Notes	$560,000	$560,000
2018 Notes	85,514	85,514
Discount on 2018 Notes	(230)	(288)
Deferred financing fees	(10,178)	(10,860)
2021 ABL Facility	86,000	72,900
Other loans	3,677	5,060
Total debt	724,783	712,326
Current portion	(1,916)	(3,120)
Total long-term debt, net	$722,867	$709,206

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

On May 15, 2013, Holding II issued $150.0 million of 2018 Notes.  As discussed above, on June 10, 2015, Holding II successfully tendered for and repurchased $60.0 million of 2018 Notes.  On January 20, 2016 and December 18, 2015, additional 2018 Notes were repurchased in “open market” transactions in the amounts of $1.2 million and $3.3 million, respectively, resulting in a remaining outstanding principal amount of $85.5 million as of April 22, 2017.  If certain conditions are met, Holding II may be entitled to pay interest on the 2018 Notes by increasing the principal of the notes or by issuing new notes as pay-in-kind interest.  For the 16-week periods ended April 22, 2017 and April 23, 2016, such conditions did not exist.  This payment in kind interest would accrue at an annual rate of 9.50%.  The 2018 Notes mature on June 15, 2018 and require semi-annual interest payments on June 15 and December 15.  To the extent permitted by the indenture governing the 2022 Notes and the 2021 ABL Facility (see below), Holding I may make dividend payments to Holding II to fund additional repurchases and the semi-annual interest payments for the 2018 Notes.  The 2018 Notes are redeemable, in whole or in part, at specified redemption prices, including at 100.000% beginning on June 15, 2017 and thereafter.

On December 30, 2016, Tops Markets entered into the Second Amended and Restated Credit Agreement (the “2021 ABL Facility”) with Bank of America, N.A., as collateral agent and administrative agent, which amended and restated the Company’s 2017 ABL Facility.  The 2021 ABL Facility allows a maximum borrowing capacity of $150.0 million, consisting of: (i) a $140.0 million revolving credit facility, subject to a borrowing base calculation (the “Revolver”) and (ii) a $10.0 million first-in, last-out term loan (the “FILO Loan”). The borrowing base for the 2021 ABL Facility includes certain inventory, pharmacy prescription files, credit card receivables, trade receivables and other reserves. The 2021 ABL Facility also contains an option for the Company to upsize the Revolver by up to, in the aggregate, an additional $50.0 million, to $190.0 million, if certain conditions are met, including an increase in the borrowing base and the existence of no events of default.  The 2021 ABL Facility will mature on December 30, 2021.

Costs associated with the 2022 Notes and the 2018 Notes of $10.7 million and $2.7 million, respectively, were capitalized and are being amortized over the terms of the 2022 Notes and the 2018 Notes, respectively, using the effective interest method.  Costs associated with the 2021 ABL Facility of $0.5 million were capitalized and are being amortized on a straight-line basis over the term of the 2021 ABL Facility.

During each of the 16-week periods ended April 22, 2017 and April 23, 2016, amortization expense related to the deferred financing costs was $0.7 million, respectively.  This amortization expense is included in interest expense in the condensed consolidated statements of comprehensive loss.  At April 22, 2017, long-term debt, net included deferred financing costs, net of accumulated amortization of $4.7 million, totaling $10.2 million.  At December 31, 2016, long-term debt, net included deferred financing costs, net of accumulated amortization of $4.1 million, totaling $10.9 million.

As of April 22, 2017, the unused availability under the 2021 ABL Facility was $18.2 million, after giving effect to the borrowing base calculation, $25.1 million of letters of credit outstanding and $86.0 million of borrowings outstanding.  As of December 31, 2016, $22.8 million of letters of credit were outstanding under the 2021 ABL Facility.  Revolving loans under the 2021 ABL Facility, at the Company’s option, bear interest at either LIBOR plus a margin of 125 to 175 basis points, determined based on levels of borrowing availability, or the prime rate plus a margin of 25 to 75 basis points, determined based on levels of borrowing availability.  The FILO Loan under the 2021 ABL Facility, at the Company’s option, bears interest at either LIBOR plus a margin of 275 to 325 basis points, determined based on levels of the Revolver borrowing availability, or the prime rate plus a margin of 175 to 225 basis points, determined based on levels of the Revolver borrowing availability.  As of April 22, 2017 and December 31, 2016, the weighted average interest rates on borrowings under the 2021 ABL Facility were 3.07% and 2.53%, respectively.  The 2021 ABL Facility is collateralized primarily by (i) first priority security interests, subject to certain exceptions and permitted liens, in the ABL Priority Collateral, and (ii) second priority security interests, subject to certain exceptions and permitted liens, in the stock held by the Company, and equipment, intellectual property, and substantially all other assets of the Company that are not subject to a first priority security interest.  These assets that are subject to a second priority security interest serve to collateralize the 2022 Notes on a first priority basis.  In connection with entry into the 2021 ABL Facility, the lenders released, as of December 30, 2016, from among the assets collateralizing the 2021 ABL Facility their second priority mortgages previously held on the Company’s warehouse and distribution facility in Lancaster, New York and retail facility located in Fayetteville, New York. The Company’s warehouse and distribution facility in Lancaster, New York and retail facility located in Fayetteville, New York continue to be subject to a mortgage for purposes of collateralizing the 2022 Notes.

The instruments governing the 2022 Notes, 2018 Notes and the 2021 ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and obligations on a change in control.  Failure to meet any of these covenants would be an event of default.  As of April 22, 2017, the Company was in compliance with these covenants.

7. INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	16-week periods ended
	April 22, 2017	April 23, 2016
Current	$(93)	$(26)
Deferred	(580)	(545)
Total income tax expense	$(673)	$(571)

Based on an assessment of positive and negative evidence regarding the realization of the Company’s deferred tax assets, the Company continues to maintain a full valuation allowance against total net deferred tax assets, and consequently, the Company recognized no income tax benefit during the 16-week periods ended April 22, 2017 and April 23, 2016.

The income tax expense recognized for the 16-week periods ended April 22, 2017 and April 23, 2016 solely reflects the recognition of additional valuation allowance associated with the tax amortization of the Company’s indefinite-lived tradename and goodwill deferred tax liabilities.  The impact of the valuation allowance resulted in effective tax rates of (3.0)% and (3.9)% during the 16-week periods ended April 22, 2017 and April 23, 2016, respectively.

As of the beginning of fiscal year 2017, the Company had U.S. federal and state net operating loss carryforwards of $80.4 million and $72.0 million, respectively, which expire beginning in 2031.  In addition, the Company had federal tax credits of $5.3 million, which expire beginning in 2027.

8. DIVIDENDS PAID

On January 14, 2016, the Company paid a dividend to Tops MBO Corporation (“Tops MBO Co”) totaling $2.0 million.

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

In late January 2014, the Company received notice that the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”) had suspended Erie Logistics as a participating employer in the Fund pending the Fund’s investigation into the acquisition of Erie Logistics from C&S.  This suspension was retroactive to the effective date of the acquisition.  During this “suspension” and thereafter through the date of this Quarterly Report on Form 10-Q, Erie Logistics has elected to continue to make contributions to the Fund in accordance with the terms set forth in the collective bargaining agreements with Teamsters Local 264.  The Fund has rejected and returned these contributions, except for the April 2017 contribution which, as described below, the Fund has to date retained. During the 16-week periods ended April 22, 2017 and April 23, 2016, these rejected contributions totaled $1.9 million and $1.7 million, respectively.  On May 27, 2014, the Fund provided Erie Logistics and C&S with notice of the fund’s determination that Erie Logistics incurred employer withdrawal liability as a result of the acquisition.  The notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by the Employee Retirement Income Security Act (“ERISA”), of $641,514 for 240 months.

On May 22, 2017 the Fund commenced an action in federal court purporting to request the court to determine whether the April 2017 contribution should be returned to Erie Logistics or paid to Teamsters Local 264.  The Company is currently evaluating an appropriate response to this action.

The Company believes that the Fund’s determination of a withdrawal violates ERISA, the existing participation agreements between Erie Logistics and the Fund, and the fiduciary duties of the trustees of the Fund.  The Company is vigorously contesting this determination through mandatory arbitration under ERISA.

The Company has not recorded any reserve for this matter as a loss is not considered probable.  If it were ultimately determined that Erie Logistics has incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  During the pendency of the proceeding to contest the withdrawal determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  During each of the 16-week periods ended April 22, 2017 and April 23, 2016, the monthly conditional payments of withdrawal liability totaled $1.9 million.  These monthly conditional payments are in addition to pension contributions the Company has elected to make for the benefit of Erie Logistics’ associates under the collective bargaining agreements with Teamsters Local 264 which, as noted, the Fund has refused to accept.  The aggregate conditional monthly payments of withdrawal liability, totaling $21.2 million as of April 22, 2017, have been recorded in other assets, while the aggregate contributions that we have elected to make and the fund has refused to accept, totaling $15.8 million as of April 22, 2017, have been recorded in other long-term liabilities and cash within its condensed consolidated balance sheet.

On July 28, 2014, Teamsters Local 264 filed a grievance charging a violation of its collective bargaining agreements by reason of the Company’s failure to participate in the Fund.  On July 4, 2016, the arbitrator denied this grievance.  Following the arbitrator’s decision, Teamsters Local 264 has taken the position that its collective bargaining agreements with Erie Logistics expired in August 2016, in accordance with the expiration date stated therein.  Erie Logistics maintains these collective bargaining agreements remain in effect until August 2019 as a result of the memorandum of understanding agreed to by the parties in August 2013, as modified by a side letter agreement, dated October 30, 2013, which extended the term of these agreements until August 2019.  Erie Logistics believes that its position is in accordance with the findings expressed by the arbitrator.  Erie Logistics and Teamsters Local 264 have subsequently negotiated short-term standstill agreements while they attempt to resolve the matter.  On January 5, 2017, Erie Logistics also filed an unfair labor practice charge with the National Labor Relations Board (“NLRB”) as a result of Teamsters Local 264’s refusal to recognize the extension of the collective bargaining agreements to August 2019.  This charge still remains under investigation by the NLRB.  However, the NLRB has preliminarily determined that these collective bargaining agreements were extended until at least August 14, 2017.  Although Local 264 has denied the unfair labor practice charge, it has advised the NLRB, its members and Erie Logistics that it will recognize that these collective bargaining agreements are valid through August 14, 2017.  The parties are continuing to attempt to reach a resolution on the matter.

If Erie Logistics and Teamsters Local 264 are unable to resolve the matter, including by negotiating additional standstill agreements, Teamsters Local 264 and its members may seek to strike, participate in a work stoppage or slowdown or engage in other forms of labor disruption.  Any such strike, work stoppage or slowdown or other form of labor disruption could cause an interruption to the Company’s operations at its WNY warehouse and distribution facilities and could have a material adverse effect on the Company’s results of operations, financial condition and business.  The Company continues to believe that it has binding collective bargaining agreements with Local 264 that preclude any threatened labor disruption prior to August 10, 2019.

Purchase Commitments

Effective December 22, 2013, in connection with its purchase of all the membership interests of Erie Logistics and certain other assets from C&S, the Company modified its existing agreement with C&S whereby the Company resumed warehousing and transportation functions for the WNY warehouses, while C&S continues to provide procurement and purchasing services in support of the majority of the Company’s supply chain.  This modified agreement sets out the parties' respective responsibilities for the procurement and purchase of merchandise intended for use or resale in a majority of the Company’s supermarkets.  In consideration for the services it provides under this agreement, C&S is paid a fee based on all merchandise purchased by the Company from C&S through the WNY warehouses, with C&S also having incentive income opportunities under the agreement.  As of April 1, 2015, the Company and C&S agreed in principle to amend certain operating terms of this agreement and extend the term through April 1, 2020.

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

Effective March 1, 2016, the Company extended its existing IT outsourcing agreement with Hewlett Packard Enterprise, now known as DXC Technology (“DXC”), through February 29, 2024 to provide a range of information systems services.  Under this agreement, DXC provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency.  The charges under this agreement are based upon the services requested at predetermined rates.

The costs of these purchase commitments are not reflected in the Company’s consolidated balance sheets.

Environmental Liabilities

The Company is contingently liable for potential environmental issues related to some of its properties.  As the Company is unaware of environmental issues that are expected to materially impact the Company’s consolidated financial statements as a whole, no amounts were accrued as of April 22, 2017 or December 31, 2016.

Collective Bargaining Agreements

As of April 22, 2017, the Company employed approximately 14,400 associates.  Approximately 80% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or six other UFCW unions.  Approximately 5% of these associates are members of Teamsters Local 264, who work in the Company’s western New York warehouse and distribution facilities.  All other associates are non-union.  The Company has three Local One collective bargaining agreements that expired in April 2017 and are currently in the process of being negotiated.  The Company is also a party to two collective bargaining agreements with Local One expiring between July 2017 and October 2018.  The Company has a non-Local One UFCW collective bargaining agreement that expired in April 2017, which is currently in process of being negotiated.  The Company is also a party to six other non-Local One UFCW collective bargaining agreements expiring between December 2017 and October 2019 and three collective bargaining agreements with Teamsters Local 264 expiring in August 2019.  Refer to the discussion under “Multiemployer Pension Plans” above for more information regarding the Teamsters Local 264 collective bargaining agreements.

Legal Proceedings

Except as otherwise disclosed in this note, the Company is unaware of any legal proceedings that are expected to materially impact the Company’s consolidated financial statements as a whole.  No amounts related to contingent liabilities due to legal proceedings were accrued as of April 22, 2017 or December 31, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (the “10-Q”).

We are a leading supermarket retailer with supermarkets in Upstate New York, Northern Pennsylvania, Western Vermont and North Central Massachusetts.  Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our market area, supported by strong customer loyalty and attractive supermarket locations.  As of April 22, 2017, we operated 172 full-service supermarkets, 171 under the Tops banner and one under the Orchard Fresh banner, with an additional five supermarkets operated by franchisees under the Tops banner.

Forward-Looking Statements

This 10-Q includes forward‑looking statements, which are generally statements about future events, plans, objectives and performance.  Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward‑looking statements.  Forward‑looking statements reflect our current expectations, based on currently available information, and are not guarantees.  Although we believe that the expectations reflected in such forward‑looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict.  Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  Important factors relating to these risks and uncertainties include, but are not limited to, the following:

•	current economic conditions and the impact on consumer demand and spending and our pricing strategy;
•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;
•	our ability to effectively increase or maintain our profit margins;
•	the success of our store acquisition, construction and remodel programs;
•	fluctuations in utility, fuel and commodity prices, which could impact consumer spending and buying habits and the cost of doing business;
•	risks inherent in our fuel station operations;
•	our exposure to local economies and other adverse conditions due to our geographic concentration;
•	risks of natural disasters and severe weather conditions;
•	supply problems with our suppliers and vendors;
•	our relationships with our unions and unionized employees, the terms of future collective bargaining agreements or labor strikes;
•	increased operating costs resulting from increases in the minimum wage, rising employee benefit costs or pension funding obligations;
•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;
•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;
•	estimates of the amount and timing of payments under our self-insurance policies;
•	risks of liability under environmental laws and regulations;
•	our ability to maintain and improve our information technology systems;
•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;
•	threats or potential threats to security;

•	our ability to retain key personnel;
•	risks of data security breaches or losses of confidential customer information;
•	risks relating to our substantial indebtedness;
•	claims or legal proceedings against us; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and elsewhere in this 10-Q.

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

Our condensed consolidated financial statements for the 16-week periods ended April 22, 2017 and April 23, 2016 are unaudited, and, in the opinion of our management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

RECENT EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS

August 2016 Acquisition

In August 2016, we acquired four supermarkets from The Stop & Shop Supermarket Company LLC, which operated these stores under the Stop & Shop banner, and two supermarkets from Hannaford Bros. Co., LLC and Martin’s Foods of South Burlington, LLC, which operated these stores under the Hannaford banner, in Eastern New York and North Central Massachusetts.  The six acquired supermarkets contributed net sales and operating loss of $39.7 million and $1.2 million, respectively, during the 16-week period ended April 22, 2017.

RESULTS OF OPERATIONS

16-Week Period Ended April 22, 2017 Compared with the 16-Week Period Ended April 23, 2016

Summary

The results of operations during the 16-week period ended April 22, 2017 compared with the 16-week period ended April 23, 2016 were impacted by the $44.3 million incremental inside sales contribution from 9 acquired and new supermarkets opened since April 2016, and a same store sales decrease of 3.4% resulting from food cost deflation, a decrease in Supplemental Nutrition Assistance Program (“SNAP”) spending, and lower traffic.  Fuel sales increased $6.0 million during the 16-week period ended April 22, 2017, primarily as a result of an increase in fuel retail prices.  Our operating expenses were impacted by an increase in wages, salaries and benefits of $8.0 million, primarily due to acquired and new stores, an increase in the New York State minimum wage rate from $9.00 to $9.70, and increases in pension and health and welfare costs.

Net Sales

The following table includes the components of our net sales for the 16-week periods ended April 22, 2017 and April 23, 2016.

(Dollars in thousands)

	16-week periods ended
	April 22, 2017	April 23, 2016	$ Change	% Change
Inside sales	$699,167	$678,124	$21,043	3.1%
Fuel sales	41,661	35,612	6,049	17.0%
Net sales	$740,828	$713,736	$27,092	3.8%

Inside sales increased due to the $44.3 million incremental contribution from 9 acquired and new supermarkets opened since April 2016.  Same store sales decreased 3.4% primarily due to food cost deflation in certain categories, in particular meat, and competitive pressure to lower food prices in response, as well as lower traffic.  Additionally, a decline in federal funding for SNAP had an estimated negative impact of 40 basis points on same store sales.  Same store sales is inside sales, excluding franchise revenue, for “same stores,” which are supermarkets that have been operating for at least 13 full four-week periods.

The increase in fuel sales was due to a 23.2% increase in the average retail price per gallon, net of applicable discounts, partially offset by a 5.0% decrease in gallons sold, due to a gas points promotion program during the 2016 period that was not repeated in the 2017 period.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 16-week periods ended April 22, 2017 and April 23, 2016.

(Dollars in thousands)

	16-week		16-week
	period ended	% of	period ended	% of	$	%
	April 22, 2017	Net Sales	April 23, 2016	Net Sales	Change	Change
Cost of goods sold	$(509,450)	68.8%	$(486,866)	68.2%	$(22,584)	(4.6)%
Distribution costs	(14,603)	2.0%	(11,814)	1.7%	(2,789)	(23.6)%
Gross profit	$216,775	29.3%	$215,056	30.1%	$1,719	0.8%

As a percentage of net sales, the increase in cost of goods sold was due to a shift in product mix given the larger proportion of relatively lower margin fuel sales.  Non-cash LIFO inventory valuation expense increased $0.7 million from $0.4 million during the 16-week period ended April 23, 2016 to $1.1 million during the 16-week period ended April 22, 2017.  Excluding the impact of LIFO adjustments, cost of goods sold as a percentage of inside sales was 67.4% and 67.2%, respectively, during the 16-week periods ended April 22, 2017 and April 23, 2016.  The majority of this increase was due to the impact of the six stores acquired from The Stop & Shop Supermarket Company LLC and Hannaford Bros. Co., LLC and Martin’s Foods of South Burlington, LLC during August 2016.  As expected, these stores had a higher cost of goods sold rate during the 16-week period ended April 22, 2017 due to their initial promotional mix and grand-opening programs.

The increase in distribution costs was due to new stores, a $1.1 million increase in self-insured workers’ compensation claims expense resulting from adverse claims activity, and a $0.5 million increase in health and welfare expense.

Operating Expenses

The following table includes a comparison of operating expenses for the 16-week periods ended April 22, 2017 and April 23, 2016.

(Dollars in thousands)

	16-week		16-week
	period ended	% of	period ended	% of	$	%
	April 22, 2017	Net Sales	April 23, 2016	Net Sales	Change	Change
Wages, salaries and benefits	$115,868	15.6%	$107,833	15.1%	$8,035	7.5%
Selling and general expenses	38,063	5.1%	36,505	5.1%	1,558	4.3%
Administrative expenses	23,517	3.2%	25,470	3.6%	(1,953)	(7.7)%
Rent expense, net	9,931	1.3%	8,601	1.2%	1,330	15.5%
Depreciation and amortization	19,993	2.7%	19,915	2.8%	78	0.4%
Advertising	6,422	0.9%	6,424	0.9%	(2)	—
Total	$213,794	28.8%	$204,748	28.7%	$9,046	4.4%

Wages, Salaries and Benefits

The increase in wages, salaries and benefits is primarily related to acquired and new stores, combined with an increase in the New York State minimum wage rate from $9.00 to $9.70, and higher pension and health and welfare costs.

Selling and General Expenses

Selling and general expenses remained consistent as a percentage of net sales.

Administrative Expenses

The decrease in administrative expenses was largely due to a $0.9 million decrease in information technology outsourcing costs in connection with a new outsourcing contract, along with a $0.8 million decrease in bonus expense based upon performance against budget metrics.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases.  The increase in rent expense was due to new supermarket openings since April 2016.

Depreciation and Amortization

Depreciation and amortization remained relatively consistent during the 16-week period ended April 22, 2017 compared with the 16-week period ended April 23, 2016.

Advertising

Advertising remained consistent as a percentage of net sales.

Interest Expense, Net

Interest expense remained relatively consistent during the 16-week period ended April 22, 2017 compared with the 16-week period ended April 23, 2016.

Income Tax Expense

Based on an assessment of positive and negative evidence regarding the realization of our deferred tax assets, we continue to maintain a full valuation allowance against total net deferred tax assets, and consequently, we recognized no income tax benefit during the 16-week periods ended April 22, 2017 and April 23, 2016.

The income tax expense recognized during the 16-week periods ended April 22, 2017 and April 23, 2016 solely reflects the recognition of additional valuation allowance associated with the tax amortization of our indefinite-lived tradename and goodwill deferred tax liabilities.  The impact of the valuation allowance resulted in effective tax rates of (3.0)% and (3.9)% during the 16-week periods ended April 22, 2017 and April 23, 2016, respectively.

Net Loss

Our net loss increased by $7.7 million for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated from our operations and borrowings under our 2021 ABL Facility.  Our 2021 ABL Facility allows a maximum borrowing capacity of $150.0 million, consisting of: (i) a $140.0 million revolving credit facility, subject to a borrowing base calculation (the “revolver”) and (ii) a $10.0 million first-in, last-out term loan (the “FILO loan”).  The borrowing base for the 2021 ABL Facility includes certain inventory, pharmacy prescription files, credit card receivables, trade receivables and other reserves.  The 2021 ABL Facility also contains an option for the Company to upsize the revolver by up to, in the aggregate, an additional $50.0 million, to $190.0 million, if certain conditions are met, including an increase in the borrowing base and the existence of no events of default.  As of April 22, 2017, the unused availability under our 2021 ABL Facility was $18.2 million, after giving effect to the borrowing base calculation, $25.1 million of letters of credit outstanding and $86.0 million of borrowings outstanding.

We do not expect to declare dividends of significant size in the near future; however, we may decide to pay dividends to our stockholders from time to time.  Our financial flexibility will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control.  Although currently unexpected, if faced with the need to increase liquidity, we could readily respond through the control of variable operating expenses (for example, by adjusting employment levels) and through the scale back of planned capital expenditure and acquisition activities.

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

On December 30, 2016, we amended and restated our 2017 ABL Facility, which among other changes, extended its maturity date to December 30, 2021 and increased the maximum borrowing capacity under the facility from $125.0 million to $150.0 million.  See Note 6 to our condensed consolidated financial statements included in Item 1 of this 10-Q for discussion of the terms of our 2021 ABL Facility.

On June 15, 2017, semi-annual cash interest payments totaling $26.1 million are payable related to our 2022 Notes and 2018 Notes.  We expect these payments will be primarily funded through cash from operations.  No principal amounts are payable related to these notes until their respective maturities on June 15, 2022 and June 15, 2018.

We currently expect that we will have sufficient access to cash flows to continue as a going concern, to fund our ongoing capital expenditure programs and meet our debt obligations, including interest payments, for at least the next twelve months.  We will be required to repay the remaining principal balance of our 2018 Notes by June 2018.  The 2018 Notes have an outstanding balance of $85.5 million as of April 22, 2017.

Our plans rely on certain underlying assumptions and estimates that may differ from actual results.  Such assumptions include targeted sales, operating costs, working capital, cash flows and liquidity.  These plans may also rely on us securing additional financing or refinancing the 2018 Notes.  If our efforts are not successful, we may not have sufficient cash flows to repay the 2018 Notes by June 2018.

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	16-week periods ended
	April 22, 2017	April 23, 2016
Cash (used in) provided by:
Operating activities	$(436)	$10,449
Investing activities	(8,512)	(8,272)
Financing activities	8,368	(4,727)

Cash (used in) provided by operating activities changed by $10.9 million from a source of cash during the 16-week period ended April 23, 2016 to a usage of cash during the 16-week period ended April 22, 2017 due to a decrease in earnings, adjusted for non-cash income and expense, of $7.1 million primarily related to increases in employee costs due to an increase in minimum wages in New York State and increases in pension and health and welfare costs.  Changes in operating assets and liabilities represented a use of cash of $3.9 million during the 16-week period ended April 22, 2017 compared with a use of cash of $0.2 million during the 16-week period ended April 23, 2016, primarily due to the increase in cash used for the reduction of accrued expenses.  During the 16-week period ended April 22, 2017, an incremental $6.1 million was paid out for third party gift card purchases that were made before the previous year-end.  Additionally, our accrual for legal fees was reduced $1.8 million during the 2017 period, compared to an increase of $1.3 million in outstanding legal fees during the 2016 period. These were partially offset by a decrease of $8.1 million in annual incentive bonus payments.

Cash used in investing activities increased $0.2 million during the 16-week period ended April 22, 2017 compared with the 16-week period ended April 23, 2016.  We expect to invest $20 million to $25 million in capital expenditures during fiscal year 2017, primarily related to maintenance activities and remodels.  These capital expenditures are funded using cash on hand and available borrowings under the 2021 ABL Facility.

Cash provided by (used in) financing activities changed $13.1 million to an $8.4 million source of cash during the 16-week period ended April 22, 2017 from a $4.7 million use of cash during the 16-week period ended April 23, 2016 primarily reflecting a change in net borrowings and repayments on our 2017 ABL Facility and 2021 ABL Facility of $10.9 million, from net borrowings of $2.2 million during the 16-week period ended April 23, 2016 to net borrowings of $13.1 million during the 16-week period ended April 22, 2017.  We paid a dividend of $2.0 million to Tops MBO Co during the 16-week period ended April 23, 2016.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One.  The Local One plan generally provides retirement benefits to participants based on their service to contributing employers.  We are contingently liable for withdrawal liability in the event that we withdraw from the Local One plan.  The actuary for the Local One plan has estimated that, as of December 31, 2015, our withdrawal liability would have been $379.2 million in the event of our complete withdrawal from the Local One plan during 2016.  In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements.  We have no intention to withdraw from the Local One plan.  During the 16-week periods ended April 22, 2017 and April 23, 2016, we made contributions of $5.4 million and $4.5 million, respectively, to this plan.  We are required to increase our annual contributions to the Local One plan pursuant to our current collective bargaining agreements and the Local One plan’s current rehabilitation plan.

As a result of our acquisition of Erie Logistics from C&S in December 2013, we believe we assumed the obligation to participate in and contribute to the Fund.  During the 16-week periods ended April 22, 2017 and April 23, 2016, we made contributions to the Fund of $1.9 million and $1.7 million, respectively.

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

Though no longer contractually required to do so given the suspension and Notice, to date we have elected to continue to tender contributions to the Fund for the Erie Logistics associates in accordance with the terms set forth in the collective bargaining agreements with Teamsters Local 264.  Except as described under Note 9 to our condensed consolidated financial statements included in Item 1 of this 10-Q, the Fund has rejected and returned these contributions to date.  As a result, to date, we have chosen to establish a separate interest bearing account to hold these rejected contributions, although we may decide, in our sole discretion, to discontinue this practice in the future.

The Notice provides that Erie Logistics owes withdrawal liability of $183.7 million, payable in a lump sum or in monthly installments, calculated to give effect to a limit on total withdrawal liability imposed by ERISA, of $641,514 for 240 months.  If it were ultimately determined that Erie Logistics incurred a withdrawal liability to the Fund, the Company would bear financial responsibility for this liability.  Under the terms of the purchase agreement for the acquisition of Erie Logistics from C&S, and as a continuation of our prior contractual obligations, the Company retains the obligation to indemnify C&S in the event withdrawal liability is imposed on Erie Logistics, the Company or C&S.  Although we are vigorously contesting the withdrawal determination, during the pendency of the proceeding to contest such determination, ERISA requires that conditional monthly payments of withdrawal liability be made, which began July 28, 2014.  During each of the 16-week periods ended April 22, 2017 and April 23, 2016, the monthly conditional payments of withdrawal liability totaled $1.9 million.  These monthly conditional payments are in addition to pension contributions the Company has tendered which the Fund has refused to accept, as discussed above and in Note 9 to our condensed consolidated financial statements included in Item 1 of this 10-Q.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at April 22, 2017 consisted of operating leases and any potential withdrawal liability obligations under our multiemployer pension plans.  We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Refer to Holding II’s audited consolidated financial statements as of December 31, 2016 included in our Annual Report on Form 10-K for a description of certain critical accounting policies, including those related to vendor allowances, inventory valuation, valuation of tradename, valuation of long-lived assets, acquisition accounting, leases, self-insurance programs and income taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about our outstanding debt as of April 22, 2017.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital lease obligations.  Interest rates reflect the weighted average rates for the outstanding instruments.  The Fair Value column includes the fair value of our debt instruments as of April 22, 2017.  Refer to Note 1 of our condensed consolidated financial statements in Item 1 of this 10-Q for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Remainder
	of 2017	2018	2019	2020	2021	Thereafter	Fair Value
Debt
Fixed rate	$1,741	$86,443	$610	$39	$41	$560,317	$552,288
Average interest rate	7.5%	8.7%	9.1%	4.0%	4.0%	8.0%
Variable rate	$—	$—	$—	$—	$86,000	$—	$86,000
Average interest rate	N/A	N/A	N/A	N/A	3.1%	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of April 22, 2017, the Chief Executive Officer and the Chief Financial Officer, together with designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of April 22, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the 16-week period ended April 22, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosure under the heading “Multiemployer Pension Plans” in Note 9 to the condensed consolidated financial statements contained in Item 1 of this 10-Q is hereby incorporated by reference.

The Company is subject to various claims and legal proceedings which arise in the ordinary course of business. While the outcome of these claims and proceedings cannot be predicted with certainty, management does not believe that the outcome of any of these claims and proceedings will have a material effect on our results of operations, financial position or cash flows.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors for the Company disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except that the risk factor entitled “A determination that there has been a withdrawal from the New York State Teamsters Conference Pension and Retirement Fund (the “Fund”), or that the Company has violated the collective bargaining agreements with Teamsters Local 264 by failing to participate in the Fund, could result in significant financial exposure to us” is hereby updated by reference to the disclosure under “Multiemployer Pension Plans” in Note 9 to the condensed consolidated financial statements contained in Item 1 of this 10-Q.

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
June 6, 2017